Form 10QSB
period 1999-03-31
COMMUNITY CAPITAL BANCSHARES INC
filed 1999-05-14
CIK 1074369

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT 1934
               For the transition period from _______ to _______


                        Commission File Number: 000-25345


                       COMMUNITY CAPITAL BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                 Georgia                            58-2413468
                 -------                            ----------
(State or other jurisdiction of                   (IRS Employer
 Incorporation or organization)                 Identification No.)

                    P.O. Drawer 71269, Albany, Georgia 31708
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (912) 446-2265
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
        (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1999:
         1,050,000 SHARES

Transitional Small Business Disclosure Format (check one):
Yes        No  X
    -----    -----

PART I - FINANCIAL INFORMATION

                                                                                       Page No.
                                                                                       --------

ITEM 1.    Financial Statements

        Balance Sheet (unaudited) as of March 31, 1999                                     3

        Statement of Loss and accumulated deficit (unaudited)
          for the three months ended March 31, 1999                                        4

        Statement of Cash Flows (unaudited) for the
          three months ended March 31, 1999                                                5

Item 2.    Management's Discussion and Analysis of
          Financial Condition and results of operations                                    7


PART II - OTHER INFORMATION

ITEM 2.  Changes in Securities and use of proceeds                                         8

ITEM 4.  Submission of matters to a vote of Security Holders                               8

ITEM 5.  Other Matters                                                                     8

ITEM 6.  Exhibits and reports on Form 8-K:                                                 9

                       COMMUNITY CAPITAL BANCSHARES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEET (UNAUDITED)
                                 March 31, 1999

ASSETS
Cash in banks                                                                   $   795,035
Short term investments                                                            7,971,988
Property                                                                            663,054
Prepaid assets                                                                       45,903
                                                                                -----------
Deferred stock offering costs                                                   $ 9,475,980
                                                                                ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities
Due to organizers                                                               $        --
Notes payable to bank                                                                    --
Notes payable to finance company                                                     22,649
Deferred compensation                                                                33,334
Other liabilities                                                                     6,170
                                                                                -----------
       Total Liabilities                                                        $    62,153
                                                                                -----------

Shareholders' Deficit
Preferred Stock, par value not stated;  2,000,000 shares authorized;
   no shares issued                                                             $        --
Common Stock, $1.00 par value, 10,000,000 shares authorized;
   1,050,000 shares issued and outstanding                                        1,050,000
Additional paid-in capital                                                        8,671,347
Deficit accumulated during development stage                                       (307,520)
                                                                                -----------
       Total shareholders' deficit                                                9,413,827
                                                                                -----------
                                                                                $ 9,475,980
                                                                                ===========


See Notes to Financial Statements

                       COMMUNITY CAPITAL BANCSHARES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              STATEMENT OF LOSS AND ACCUMULATED DEFICIT (UNAUDITED)
                        Three months ended March 31, 1999

INTEREST INCOME                                                   $ 15,083
                                                                  --------

EXPENSES
Management salaries & benefits                                      75,007
Organization costs                                                  11,124
Pre-opening expenses                                                16,456
Training and seminars                                                5,280
Interest                                                            11,287
Automobile                                                             202
Postage and telephone                                                3,199
                                                                  --------
Total Expenses                                                     122,555
                                                                  --------
Net Loss for the period                                           $107,472
                                                                  ========

Accumulated Deficit beginning of period                           $200,048

Total accumulated deficit                                         $307,520
                                                                  ========


See Notes to Financial Statements

                       COMMUNITY CAPITAL BANCSHARES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF CASH FLOWS (UNAUDITED)
                        Three Months Ended March 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                              $  (107,472)
Adjustments to reconcile net loss to net cash used in
Operating activities:
        Imputed interest on advances from Organizers                        1,495
        Deferred compensation                                              12,501
        Increase in Prepaid assets and accrued Liabilities                (53,087)
                                                                      -----------
        Net cash used in operating activities                            (146,563)
                                                                      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property                                                     (302,921)
Purchase of short-term investment                                      (7,971,988)
                                                                      -----------
        Net cash used in Investing activities                          (8,274,909)
                                                                      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances under line of Credit                               205,000
Payment on installment loan                                                (3,152)
Payment on line of credit                                                (690,000)
Payment of advances from organizers                                       (80,000)
Issuance of common stock                                                9,826,820
Stock offering costs                                                      (47,381)
                                                                      -----------
        Net cash provided by financing activities                       9,211,287
                                                                      -----------
        Net increase in cash                                              789,815
Cash at beginning of period                                                 5,220
                                                                      -----------
Cash at end of period                                                     795,035
                                                                      ===========


See notes to Financial Statements

                       COMMUNITY CAPITAL BANCSHARES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Community Capital Bancshares, Inc. (the "Company") was organized on August 19,1998 to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956, as amended, and to purchase 100% of the issued and outstanding capital stock of Albany Bank & Trust N.A. (the "Bank"), an association organized under the laws of the United States, which conducts a general banking business in Albany, Georgia. The Organizers filed an application with the Office of the Comptroller of the Currency (the "OCC") to charter the proposed bank. The Company filed an application to become a bank holding company with the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Georgia Department of Banking and Finance. Upon obtaining regulatory approval, the Company became a registered bank holding company subject to regulation by the Federal Reserve and the Department of Banking and Finance.

Activities since inception have consisted of the Organizers of the Company and the Bank engaging in organizational and preopening activities necessary to obtain regulatory approvals and to prepare to commence business as a financial institution.

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared on the accrual basis in accordance with generally accepted accounting principles.

Stock Offering Costs

Stock offering Costs represent fees paid to attorneys. Such costs were charged to additional paid-in capital upon completion of the stock offering.

Income Taxes

The Company will be subject to Federal and state income taxes when taxable income is generated. No income taxes have been accrued because of the operation losses incurred during the preopening period.

Fiscal Year

The Company will adopt a calendar year for both financial reporting and tax reporting purposes.

NOTE 2.  SUBSEQUENT EVENT

On April 28, 1999 the Company received final regulatory approvals and commenced operations as a National Bank.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


During the first quarter of 1999, the Company continued its activities as a development stage company. On March 29, 1999 the Company repaid $80,000 of advances from the organizers and on March 19, 1999 the Company repaid $690,000 of amounts drawn on the line of credit. Total expenses for the three months ended March 31, 1999 were $117,546. Of this, $75,007 was for salaries and employee benefits. On April 28, 1999 the Company received final regulatory approval and commenced operations as a bank holding company through its wholly owned subsidiary Albany Bank & Trust N.A.

YEAR 2000 ISSUES

Since this is a new company, all equipment and software is recently acquired. The company's policy is to purchase only Year 2000 ready equipment and software. For this reason, the company considers itself year 2000 ready and expects to incur no additional expenses in remediating potential Year 2000 problems. The primary risks to the Company will be from third parties, either customers or service providers of electricity, telephone and other services. At the present time, it is not possible to determine the potential impact of non-compliance by these providers. The Company will review major customers' Year 2000 readiness as it establishes relationships with these customers to determine potential impact on the Company. The Company is in the process of developing Year 2000 specific contingency plans. It expects completion of these plans during the third quarter of 1999.





FORWARD-LOOKING STATEMENTS

This document contains statements that constitute "forward-looking statements" within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended. The words "believe", "estimate", "expect", "intend", "anticipate" and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates which they were made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Users are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that the actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Users are therefore cautioned not to place undue reliance on these forward-looking statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On March 16, 1999 the Company consummated an initial public offering in which it issued 1,000,000 shares of common stock, $1.00 par value, at an aggregate offering price of $10,000,000, or $10.00 per share. On March 25, 1999, the Company consummated the sale of an additional 50,000 shares of common stock at an aggregate offering price of $500,000, or $10.00 per share, pursuant to the underwriters' exercise of their over-allotment option. The shares were offered in a firm commitment underwritten offering managed by Interstate/Johnson Lane Corporation, who received an underwriting discount of $673,180 or $0.64 per share. Because Interstate/Johnson Lane did not exercise its over-allotment option as to 100,000 of the registered shares within 30 days of March 11, 1999, the offering terminated with these shares unsold. The effective date of the Company's registration statement, (SEC Registration No. 333-68307), which registered an aggregate of 1,150,000 shares of common stock at an aggregate offering price of $11,500,000, was March 11, 1999.

         The net offering proceeds to the Company after deducting the underwriting discount and offering expenses were $9,826,820. For the period from March 11, 1999 to March 31, 1999, we have used the net proceeds as follows:

         Amount:                        Description

         $    92,788                    Construction of building and facilities

         $   148,679                    Purchase and installation of furniture, fixtures equipment

         $    80,000                    Repayment of advances by organizers

         $   690,000                    Repayment of amounts drawn on line of credit

         $   858,449                    Working capital

         $ 7,956,904                    Temporary investments, consisting of short-term,
                                        investment grade, interest-bearing securities

         The advanced from the organizers and the amounts drawn on a line of credit were used primarily to purchase the site for the Bank's main office at a purchase of $311,000 and to pay offering and pre-opening expenses of $232,000.

         Other than the repayment of the advances by the organizers, who also serve as directors of Community Capital, no other payments were made either directly or indirectly to the directors, officers, or their associates, persons owning 10% or more of the common stock or to affiliates of Community Capital. These uses of the proceeds do not represent a material change in the use of proceeds described in the prospectus.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On March 11, 1999, the sole shareholder of the Company by written consent approved the adoption of the 1998 Community Capital Bancshares, Inc. 1998 Stock Incentive Plan.

ITEM 5.  OTHER INFORMATION

         Pursuant to rule 12a-4(c)(1) promulgated under the Securities Exchange Act of 1934, as amended, shareholders desiring to present a proposal for consideration at the Company's 2000 Annual meeting of Shareholders must notify the Company in writing at its principal office at 2815 Meredyth Drive, Albany Georgia 31707 of the contents of such proposal no later than January 31, 2000. Failure to timely submit such a proposal will enable the proxies appointed by management to exercise their discretionary voting authority when the proposal is raised at the Annual Meeting of Shareholders without any discussion of the matter in the proxy statement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
    (A)  EXHIBITS 27.  FINANCIAL DATA SCHEDULE (for SEC use only)
    (B)  REPORTS ON FORM 8-K
            None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       COMMUNITY CAPITAL BANCSHARES, INC.



       May 14, 1999                       /s/ Robert E. Lee
-------------------------               ----------------------------------------
          Date                          Robert E. Lee,
                                        President



       May 14, 1999                       /s/ David J. Baranko
-------------------------               ----------------------------------------
          Date                          David J. Baranko
                                        Chief Financial Officer
                                        (Duly authorized officer and
                                        principal financial/accounting
                                        officer)