Form 10QSB
period 1999-06-30
COMMUNITY CAPITAL BANCSHARES INC
filed 1999-08-11
CIK 1074369

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT 1934 For the transition period from _______ to _______


                        Commission File Number: 000-25345


                       COMMUNITY CAPITAL BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

          Georgia                                          58-2413468
(State or other jurisdiction of                          (IRS Employer
 Incorporation or organization)                        Identification No.)

                    P.O. Drawer 71269, Albany, Georgia 31708
                    (Address of principal executive offices)

                                 (912) 446-2265
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X        No
   ---          ---

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1999:
         1,050,000 SHARES

Transitional Small Business Disclosure Format (check one):
Yes         No X
   ---        ---

PART I - FINANCIAL INFORMATION                                                           Page No.
                                                                                         --------
ITEM 1.  Financial Statements

         Consolidated Balance Sheet (unaudited)                                             3

         Consolidated Statements of Loss and comprehensive loss
           (unaudited)                                                                      4

         Consolidated Statement of Cash Flows (unaudited)                                   5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and results of operations                                      7


PART II - OTHER INFORMATION

ITEM 6.  Exhibits and reports on Form 8-K:                                                  9

ITEM 10. Material Contracts                                                                 9

                       COMMUNITY CAPITAL BANCSHARES, INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  June 30, 1999

ASSETS
Cash and due from banks                                                   $   456,150
Federal funds sold                                                          8,720,000
Securities available for sale, at fair value                                  768,325
Loans                                                                       6,151,859
Less allowance for loan losses                                                (90,000)
                                                                          -----------
Loans, net                                                                  6,061,859
Premises and equipment, net                                                 1,005,500
Other assets                                                                   63,498
                                                                          -----------
                                                                          $17,075,332
                                                                          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Noninterest bearing demand                                           $ 1,297,294
     Interest bearing demand and savings                                    2,160,207
     Time deposits                                                          4,567,803
                                                                          -----------
          Total deposits                                                    8,025,304
                                                                          -----------
Other liabilities                                                              46,033
                                                                          -----------
       Total Liabilities                                                  $ 8,071,337
                                                                          -----------

Shareholders' Deficit
Preferred Stock, par value not stated; 2,000,000 shares authorized;
   no shares issued                                                       $        --
Common Stock, $1.00 par value, 10,000,000 shares authorized;
   1,050,000 shares issued and outstanding                                  1,050,000
Additional paid-in capital                                                  8,575,838
Retained (deficit)                                                           (621,843)
                                                                          -----------
       Total shareholders' equity                                           9,003,995
                                                                          -----------
                                                                          $17,075,332
                                                                          ===========


See Notes to Financial Statements

                       COMMUNITY CAPITAL BANCSHARES, INC.
                   CONSOLIDATED STATEMENT OF LOSS (UNAUDITED)
                    Three and six months ended June 30, 1999

                                            Three Months     Six Months
INTEREST INCOME
Interest and fees on loans                   $  66,927       $  66,927
Interest on investment securities               28,012          43,095
Interest on Federal funds sold                  61,365          61,365
                                             ---------       ---------
                                               156,304         171,387

INTEREST EXPENSE
Interest on deposits                            29,998          29,998
Interest on other borrowed funds                    45          11,332
                                             ---------       ---------
                                                30,043          41,330
                                             ---------       ---------
Net interest income                            126,261         130,057
Provision for loan losses                       90,000          90,000
                                             ---------       ---------
Net interest income after provision for
loan losses                                     36,261          40,057
                                             ---------       ---------
OTHER INCOME
   Service charges on deposit accounts           1,241           1,241
   Other fees and income                         1,932           1,932
                                             ---------       ---------
                                                 3,173           3,173
                                             ---------       ---------
OTHER EXPENSES
Salaries & employee benefits                   171,636         246,643
Organization costs                                  --          11,124
Pre-opening expenses                                --          16,456
Training and seminars                               --           5,375
Premises and fixed assets                       60,141          60,343
Data processing fees                            22,608          22,608
Automobile                                       3,281           3,483
Postage and telephone                           13,289          16,487
Other expenses                                  82,802          82,506
                                             ---------       ---------
                                               353,757         465,025
                                             ---------       ---------
Net (Loss) for the period                     (314,323)       (421,795)
                                             =========       =========

Net (loss) per share                         $   (0.30)      $   (0.40)
                                             =========       =========


See Notes to Financial Statements

                       COMMUNITY CAPITAL BANCSHARES, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                         Six months ended June 30, 1999


CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                          $   (421,795)
Adjustments to reconcile net loss to net cash used in
Operating activities:
        Depreciation                                                    16,146
        Provision for loan losses                                       90,000
        Imputed interest on advances from Organizers                     1,495
        Deferred compensation                                          (20,833)
        Net change in Prepaid assets and accrued Liabilities            52,005
                                                                  ------------
         Net cash used in operating activities                        (282,982)
                                                                  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Investments                                             (8,768,325)
Proceeds from maturities of investment securities                    8,000,000
(Increase) in loans                                                 (6,151,859)
(Increase) in Federal funds sold                                    (8,720,000)
Purchase of fixed assets                                              (661,513)
        Net cash used in Investing activities                      (16,301,697)
                                                                  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits                                                 8,025,304
Proceeds from advances under line of Credit                            205,000
Payment on installment loan                                             (3,152)
Payment on line of credit                                             (690,000)
Payment of advances from organizers                                    (80,000)
Issuance of common stock                                             9,578,457
                                                                  ------------
        Net cash provided by financing activities                   17,035,609
                                                                  ------------
        Net increase in cash                                           450,930
Cash at beginning of period                                              5,220
                                                                  ------------
Cash at end of period                                                  456,150
                                                                  ============


See notes to Financial Statements

                       COMMUNITY CAPITAL BANCSHARES, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

Activities since inception have consisted primarily of the Organizers of the Company and the Bank engaging in organizational and preopening activities necessary to obtain regulatory approvals and to prepare to commence business as a financial institution. On April 28, 1999 the Company received final regulatory approvals and commenced operations as a National Bank.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

The Company received final regulatory approvals and commenced banking operations through its wholly owned subsidiary Albany Bank & Trust on April 28, 1999. The following is a discussion of the Company's financial condition as of June 30, 1999 and its results of operations for the three and six months ended June 30, 1999. These comments should be read in conjunction with the Company's financial statements and accompanying footnotes in this report.

ASSETS AND LIABILITIES - Total assets at June 30 were $17,075,332. During the second quarter the company originated $6,151,859 in loans. Funding for these loans was provided by the new deposits during the quarter of $8,025,304. Excess funds are held primarily in Federal funds sold. The Company expects to begin purchasing additional investment securities as its loan growth stabilizes, and as appropriate yield opportunities present themselves. Management expects continued strong growth in assets and liabilities during the remainder of the year. These growth rates are the result of the newness of the bank. Management monitors its growth in all categories to maintain a proper mix of types, maturities and interest rates. Management believes that its current capital level is adequate to maintain the current growth of the Company.

At June 30 premises and equipment was $1,005,500. There will be additional growth in the Premises and equipment category as the Company continues the construction of its permanent office. The new facility should be completed late in the fourth quarter of 1999 and occupancy is expected prior to year-end.

LIQUIDITY AND CAPITAL RESOURCES - Liquidity management involves the matching of the cash flow requirements of customers, who may either be depositors desiring to withdraw funds or borrowers requiring loan proceeds. The Company must maintain sufficient funds to meet both these needs. This is accomplished by managing the balances and maturities of interest bearing assets and liabilities so that the balances in Cash and Federal funds sold are sufficient to meet anticipated demand for immediate funds. Additionally, the subsidiary bank maintains relationships with correspondent banks, which can provide additional funds on short notice.

The liquidity and capital resources of the Company are monitored on a periodic basis by regulatory authorities and by management. The Company has no historical reference at present for the seasonal demands of its customers. Because of the lack of history, and the expected high growth rate of the Company, a higher than normal level of liquidity is being maintained. Federal regulatory agencies also maintain guidelines regarding the capital levels. At June 30, 1999 the company was in compliance with these guidelines.

RESULTS OF OPERATIONS - The Company's results of operations are determined by its ability to effectively manage net interest income, control non-interest expense, generate non-interest income and minimize loan losses. In order for the Company to become profitable, it must increase the amount of its earning assets so that net interest income is sufficient to cover the normal operating expenses incurred in a banking operation. Net interest income for the three months ended was $126,261. Total non-interest expense was $353,757. Certain areas of non-interest expense were higher than normal. This increase is the result of normal startup acquisitions for any new business. These expenses should stabilize during the remainder of the year.

PROVISION FOR LOAN LOSSES - The provision for loan losses represents a charge to earnings in the current period to maintain the allowance for loan losses at a level management determines is adequate. The provision for loan losses charged to earnings was $90,000 in 1999. The allowance for loan losses represents reserve for potential losses in the loan portfolio. This is evaluated on a regular basis by management to insure that it is adequate but not excessive.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(A)      EXHIBITS 27. FINANCIAL DATA SCHEDULE (for SEC use only)
(B)      REPORTS ON FORM 8-K
                  None
ITEM 10.  MATERIAL CONTRACTS
         (A) EXHIBIT 10.1 - Contract for the construction of the Company's main office facility.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    COMMUNITY CAPITAL BANCSHARES, INC.



     August 11, 1999                /s/ Robert E. Lee
--------------------                --------------------------------------------
           Date                     Robert E. Lee,
                                    President



     August 11, 1999                /s/ David J. Baranko
--------------------                --------------------------------------------
            Date                    David J. Baranko
                                    Chief Financial Officer
                                    (Duly authorized officer and principal
                                    financial/accounting officer )