Form 10QSB
period 1999-09-30
COMMUNITY CAPITAL BANCSHARES INC
filed 1999-11-12
CIK 1074369

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No  [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1999:

         1,050,000 SHARES

Transitional Small Business Disclosure Format (check one):
Yes [ ]   No   [X]


PART I - FINANCIAL INFORMATION                                                       Page No.
                                                                                     --------

ITEM 1.    Financial Statements

     Consolidated Balance Sheet (unaudited)                                              3

     Consolidated Statements of Loss and Comprehensive Loss
       (unaudited)                                                                       4

     Consolidated Statement of Cash Flows (unaudited)                                    5

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                                  7


PART II - OTHER INFORMATION

ITEM 6.  Exhibits and reports on Form 8-K:                                               8

                     COMMUNITY CAPITAL BANCSHARES, INC.
                   CONSOLIDATED BALANCE SHEET (UNAUDITED)
                             September 30, 1999



         ASSETS
         Cash and due from banks                                                   $  1,300,500
         Federal funds sold                                                           4,105,000
         Securities available for sale, at fair value                                 7,469,931
         Loans                                                                       13,416,981
         Less allowance for loan losses                                                (210,000)
                                                                                   ------------
         Loans, net                                                                  13,206,981
         Premises and equipment, net                                                  1,337,441
         Other assets                                                                   246,878
                                                                                   ------------
                                                                                   $ 27,666,731
                                                                                   ============

         LIABILITIES AND SHAREHOLDERS' EQUITY
         Deposits
              Noninterest bearing demand                                           $  1,832,843
              Interest bearing demand and savings                                     4,983,113
              Time deposits                                                          11,973,657
                                                                                   ------------
                   Total deposits                                                    18,789,613
                                                                                   ------------
         Other liabilities                                                              109,521
                                                                                   ------------
                Total Liabilities                                                  $ 18,899,134
                                                                                   ------------

         Shareholders' Deficit
         Preferred Stock, par value not stated; 2,000,000 shares authorized;
            no shares issued                                                       $         --
         Common Stock, $1.00 par value, 10,000,000 shares authorized;
            1,050,000 shares issued and outstanding                                   1,050,000
         Accumulated Comprehensive Income                                                 7,764
         Additional paid-in capital                                                   8,538,483
         Retained (deficit)                                                            (828,650)
                                                                                   ------------
                Total shareholders' equity                                            8,767,597
                                                                                   ------------
                                                                                   $ 27,666,731
                                                                                   ============


See Notes to Financial Statements

                       COMMUNITY CAPITAL BANCSHARES, INC.
            CONSOLIDATED COMPREHENSIVE STATEMENT OF LOSS (UNAUDITED)
                 Three and Nine months ended September 30, 1999


                                                          Three months     Nine Months
         INTEREST INCOME
         Interest and fees on loans                       $     230,406   $     297,333
         Interest on investment securities                       54,040          97,135
         Interest on federal funds sold                         108,402         169,767
                                                          -------------   -------------
                                                                392,848         564,235

         INTEREST EXPENSE
         Interest on deposits                                   161,069         191,067
         Interest on other borrowed funds                            97          11,429
                                                          -------------   -------------
                                                                161,166         202,496
                                                          -------------   -------------
         Net interest income                                    231,682         361,739
         Provision for loan losses                              120,000         210,000
                                                          -------------   -------------
         Net interest income after provision for
         loan losses                                            111,682         151,739
                                                          -------------   -------------
         OTHER INCOME
            Service charges on deposit accounts                  11,373          12,614
            Other fees and income                                 7,685           9,617
                                                          -------------   -------------
                                                                 19,058          22,231
                                                          -------------   -------------
         OTHER EXPENSES
         Salaries & employee benefits                           163,623         410,266
         Organization costs                                          --          11,124
         Pre-opening expenses                                        --          16,456
         Training and seminars                                    2,582           7,957
         Premises and fixed assets                               71,512         131,855
         Data processing fees                                    21,707          44,315
         Automobile                                               2,266
                                                                                  5,749
         Postage and telephone                                   10,149          26,630
         Other expenses                                          65,708         148,220
                                                          -------------   -------------
                                                                337,547         802,572
                                                          -------------   -------------
         Net (Loss) for the period                             (206,807)       (628,602)
                                                          =============   =============
              Other Comprehensive Income:
         Net unrealized holding gains arising during
         the period, net of tax of $4,015                         7,764           7,764
         COMPREHENSIVE INCOME                                  (199,043)       (620,838)
                                                          =============   =============


         Net (loss) per share                             $       (0.20)  $       (0.60)
                                                          =============   =============





See Notes to Financial Statements

                       COMMUNITY CAPITAL BANCSHARES, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                      Nine months ended September 30, 1999


         CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Loss                                                          $   (628,602)
         Adjustments to reconcile net loss to net cash used in
         Operating activities:
                 Depreciation                                                    41,829
                 Provision for loan losses                                      210,000
                 Imputed interest on advances from Organizers                     1,495
                 Deferred compensation                                          (20,833)
                 Net change in Prepaid assets and accrued Liabilities          (106,288)
                                                                           ------------
                  Net cash used in operating activities                        (502,399)
                                                                           ------------

         CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of Investments                                            (15,462,167)
         Proceeds from maturities of investment securities                    8,000,000
         (Increase) in loans                                                (13,416,981)
         (Increase) in Federal funds sold                                    (4,105,000)
         Purchase of fixed assets                                            (1,019,137)
                                                                           ------------
                 Net cash used in investing activities                      (26,003,285)
                                                                           ------------

         CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase in deposits                                                18,789,613
         Proceeds from advances under line of Credit                            205,000
         Payment on installment loan                                             (7,122)
         Payment on line of credit                                             (690,000)
         Payment of advances from organizers                                    (80,000)
         Issuance of common stock                                             9,583,473
                                                                           ------------
                 Net cash provided by financing activities                   27,800,964
                                                                           ------------
                 Net increase in cash                                         1,295,280
         Cash at beginning of period                                              5,220
                                                                           ------------
         Cash at end of period                                                1,300,500
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

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

The Company received final regulatory approvals and commenced banking operations through its wholly owned subsidiary Albany Bank & Trust on April 28, 1999. The following is a discussion of the Company's financial condition as of September 30, 1999 and its results of operations for the three and nine months ended September 30, 1999. These comments should be read in conjunction with the Company's financial statements and accompanying footnotes in this report.

ASSETS AND LIABILITIES - Total assets at September 30, 1999 were $27,666,731. Since beginning operations as a bank holding company, the company originated $13,416,981 in loans. Deposits have provided funding for these loans by customers, which totaled $18,789,613 at the end of the quarter. Excess funds are held in Federal funds sold. During the third quarter, the company began purchasing additional investment securities to improve yields. Investments totaled $7,469,931. These securities are all high-grade federal agencies with maturities less than five years. Management expects to continue strong growth in assets for the remainder of 1999 and into the year 2000. The high growth rates are the result of the newness of the bank. Management monitors the different types of assets and deposits to maintain a proper mix of types, maturities and interest rates. Future growth will be generated by the Company's ability to foster and maintain quality banking relationships with customers.

At September 30 Premises and equipment was $1,337,441. The growth in this area is the result of construction of the subsidiary bank's permanent office. Occupancy of the new facility is expected early in the first quarter of 2000.

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

The liquidity and capital resources of the Company are monitored on a periodic basis by regulatory authorities and by management. The Company has no historical reference at present for the seasonal demands of its customers. Because of the lack of history, and the expected high growth rate of the Company, a higher than normal level of liquidity is being maintained. Federal regulatory agencies also maintain guidelines regarding the capital levels. At September 30, 1999 the company was in compliance with these guidelines.

RESULTS OF OPERATIONS - The Company's results of operations are determined by its ability to effectively manage net interest income, control non-interest expense, generate non-interest income and minimize loan losses. In order for the Company to become profitable, it must increase the amount of its earning assets so that net interest income is sufficient to cover the normal operating expenses incurred in a banking operation. Net interest income for the three months ended was $111,682. Other income was $19,058. Total non-interest expense was $337,547. The Company continues to monitor its non-interest income and expense to improve its profitability.

PROVISION FOR LOAN LOSSES - The provision for loan losses represents a charge to earnings in the current period to maintain the allowance for loan losses at a level management determines is adequate. The provision for loan losses charged to earnings was $210,000 in 1999. The allowance for loan losses represents reserve for potential losses in the loan portfolio. This is evaluated on a regular basis by management to insure that it is adequate but not excessive.

YEAR 2000 ISSUES

Since this is a new company, all equipment and software is recently acquired. The company's policy is to purchase only Year 2000 ready equipment and software. For this reason, the company considers itself year 2000 ready and expects to incur no additional expenses in remediating potential Year 2000 problems. The primary risks to the Company will be from third parties, either customers or service providers of electricity, telephone and other services. At the present time, it is not possible to determine the potential impact of non-compliance by these providers. The Company will review major customers' Year 2000 readiness as it establishes relationships with these customers to determine potential impact on the Company. Depository customers will also be monitored for any possible additional liquidity needs due to cash withdrawals as the year end approaches. The Company has developed contingency plans and will test them as deemed necessary during the fourth quarter of 1999.



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


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
     (A)   EXHIBITS 27.  FINANCIAL DATA SCHEDULE
     (B)   REPORTS ON FORM 8-K
                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       COMMUNITY CAPITAL BANCSHARES, INC.



     November 12, 1999                      /s/ Robert E. Lee
------------------------------         -----------------------------------
           Date                        Robert E. Lee,
                                       President



     November 12, 1999                 /s/ David J. Baranko
-----------------------------          -----------------------------------
            Date                       David J. Baranko
                                       Chief Financial Officer
                                       (Duly authorized officer and
                                       principal financial / accounting
                                       Officer)