Form 10KSB
period 1999-12-31
COMMUNITY CAPITAL BANCSHARES INC
filed 2000-03-29
CIK 1074369

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10KSB
(Mark One)

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For fiscal year ended DECEMBER 31, 1999

[  ]     Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934

         For the transition period from ___________ to ____________

         Commission file number    000-25345

                       COMMUNITY CAPITAL BANCSHARES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

               GEORGIA                                  58-2413468
-------------------------------------             ------------------------------
     (State or Other Jurisdiction of                (I.R.S. Employer
     Incorporation or Organization)                 Identification No.)

    2815 MEREDYTH DRIVE, ALBANY, GEORGIA                    31707
--------------------------------------------        --------------------------
   (Address of Principal Executive Offices)               (Zip Code)


                                 (912) 446-2265
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, PAR VALUE $1.00

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $1,190,675

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
$11,550,000 AS OF MARCH 23, 2000

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,050,000 AS OF MARCH 24, 2000

        Transitional Small Business Disclosure format (check one): Yes [ ] No[X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1999, are incorporated by reference into Part II. Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held April 24, 2000, are incorporated by reference into Part III.

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I............................................................................................................1

   ITEM 1.  DESCRIPTION OF BUSINESS...............................................................................1

   ITEM 2.  DESCRIPTION OF PROPERTIES............................................................................12

   ITEM 3.  LEGAL PROCEEDINGS....................................................................................12

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................12

PART II............................................................................................................

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................................12

   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................13

   ITEM 7.  FINANCIAL STATEMENTS.................................................................................13

   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.................14

PART III...........................................................................................................

   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
              EXCHANGE ACT.......................................................................................14

   ITEM 10.  EXECUTIVE COMPENSATION..............................................................................14

   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......................................14

   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................................14

   ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB..........................................................14

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

                                COMMUNITY CAPITAL

         Community Capital Bancshares, Inc. was incorporated as a Georgia business corporation on August 19, 1998, to serve as a bank holding company for Albany Bank & Trust, N.A. Albany Bank & Trust began operations in April 1999 and is the sole subsidiary of Community Capital.

         Community Capital's principal business is the ownership and management of Albany Bank & Trust. Community Capital was organized to facilitate Albany Bank & Trust's ability to serve its customers' requirements for financial services. The holding company structure provides flexibility for expansion of Community Capital's banking business through the possible acquisition of other financial institutions and the provision of additional capital to Albany Bank & Trust. For example, we may assist Albany Bank & Trust in maintaining its required capital ratios by borrowing money and contributing the proceeds of that debt to Albany Bank & Trust as primary capital.


                               ALBANY BANK & TRUST

GENERAL

         Albany Bank & Trust was chartered as a national bank under the laws of the United States and began business as a full-service commercial bank on April 28, 1999. Albany Bank & Trust's lending services include consumer loans to individuals, commercial loans to small- to medium-sized businesses and professional concerns and real estate-related loans. Albany Bank & Trust offers a broad array of competitively priced deposit services including demand deposits, regular savings accounts, money market deposits, certificates of deposit and individual retirement accounts. To complement our lending and deposit services, we also provide cash management services, safe-deposit boxes, travelers checks, direct deposit, automatic drafts, and courier services to commercial customers. We offer our services through a variety of delivery systems including our main office, automated teller machines and telephone banking. We also intend to offer online banking in 2000.

PHILOSOPHY

         Albany Bank & Trust operates as a community bank emphasizing prompt, personalized customer service to the residents and businesses located in Dougherty and Lee Counties, Georgia. We strive to provide responsive delivery of quality products and services to business customers and competitively priced consumer products to individual customers seeking a higher level of personalized service than that provided by larger regional banks. We have adopted this philosophy in order to attract customers and acquire market share controlled by other financial institutions in Albany Bank & Trust's market area. We believe that Albany Bank & Trust offers residents in Dougherty and Lee Counties the benefits associated with a locally owned and managed bank. Albany Bank & Trust's active call program allows its officers and directors to promote Albany Bank & Trust by personally describing the products, services and philosophy of Albany Bank & Trust to both existing customers and new business prospects. In addition, both the chief executive officer, chief lending officer and chief financial officer of Albany Bank & Trust have substantial banking experience in Dougherty and Lee Counties, which facilitates Albany Bank & Trust's efforts to provide products and services designed to meet the needs of our customer base.

Albany Bank & Trust's directors are active members of the business communities in Albany and around Dougherty and Lee Counties, and their continued active community involvement provides them with an opportunity to promote Albany Bank & Trust and its products and services.

MARKET AREA AND COMPETITION

         Albany Bank & Trust is located in Albany, Georgia, and its primary market area is the ten-mile radius surrounding its main office. Albany Bank & Trust draws a majority of its business from its primary market area which includes the majority of Dougherty County and the Southern portion of Lee County. Albany Bank & Trust competes for deposits and loan customers with other financial institutions whose resources are equal to or greater than those available to Albany Bank & Trust and Community Capital. According to information provided by the FDIC, as of June 30, 1999, Dougherty County was served by eight commercial banks with a total of 25 offices in Dougherty County. As of June 30, 1999, the total deposits within Dougherty County for these institutions were approximately $782 million of which approximately $10.0 million were held by Albany Bank & Trust. At December 31, 1999, Albany Bank & Trust's total deposits were $28.0 million. We believe our local ownership and management as well as our focus on personalized service helps us to compete with these institutions and to attract deposits and loans in our market area.

LOAN PORTFOLIO

         LENDING POLICY. Albany Bank & Trust was established to support Albany and the surrounding areas of Dougherty and Lee Counties. Consequently, Albany Bank & Trust aggressively seeks creditworthy loans within a limited geographic area. Albany Bank & Trust's primary lending functions include consumer loans to individuals and commercial loans to small- and medium-sized businesses and professional concerns. In addition, Albany Bank & Trust makes real estate-related loans, including construction loans for residential and commercial properties, and primary and secondary mortgage loans for the acquisition or improvement of personal residences. Albany Bank & Trust's policy is to avoid concentrations of loans to a single industry or based on a single type of collateral.

         REAL ESTATE LOANS. Albany Bank & Trust makes commercial real estate loans, construction and development loans, and residential real estate loans. These loans include certain commercial loans where Albany Bank & Trust takes a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but exclude home equity loans, which are classified as consumer loans.

                  - COMMERCIAL REAL ESTATE. Commercial real estate loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, but generally are not fixed for a period exceeding 60 months. Albany Bank & Trust normally charges an origination fee on these loans. We attempt to reduce credit risk on our commercial real estate loans by emphasizing loans on owner-occupied office and retail buildings where the ratio of the loan principal to the value of the collateral as established by independent appraisal does not exceed 80% and net projected cash flow available for debt service equals 120% of the debt service requirement. In addition, from time to time Albany Bank & Trust requires personal guarantees from the principal owners of the property supported by a review by Albany Bank & Trust's management of the principal owners' personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower's management. Albany Bank &

                  Trust attempts to limit its risk by analyzing borrowers' cash flow and collateral value on an ongoing basis.

         - CONSTRUCTION AND DEVELOPMENT LOANS. Construction and development loans are made both on a pre-sold and speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of nine months and interest is paid quarterly. The ratio of the loan principal to the value of the collateral as established by independent appraisal generally does not exceed 80%. Speculative loans are based on the borrower's financial strength and cash flow position. Loan proceeds are disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or appraiser. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

         - RESIDENTIAL REAL ESTATE. Albany Bank & Trust's residential real estate loans consist of residential first and second mortgage loans and residential construction loans. We offer fixed and variable rates on our mortgages with the amortization of first mortgages generally not to exceed 15 years and the rates not to be fixed for over 60 months. These loans are made consistent with Albany Bank & Trust's appraisal policy and with the ratio of the loan principal to the value of collateral as established by independent appraisal not to exceed 90%. We believe these loan to value ratios are sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.

         COMMERCIAL LOANS. Loans for commercial purposes in various lines of businesses are one of the primary components of our loan portfolio. The terms of these loans vary by purpose and by type of underlying collateral, if any. Albany Bank & Trust typically makes equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term. Equipment loans generally are secured by the financed equipment, and the ratio of the loan principal to the value of the financed equipment or other collateral is generally 80% or less. Loans to support working capital typically have terms not exceeding one year and usually are secured by accounts receivable, inventory or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal is typically due at maturity. The quality of the commercial borrower's management and its ability both to evaluate properly changes in the supply and demand characteristics affecting its markets for products and services and to respond effectively to such changes are significant factors in a commercial borrower's creditworthiness.

         CONSUMER LOANS. Albany Bank & Trust makes a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit. Consumer loan repayments depend upon the borrower's financial stability and are more likely to be adversely affected by divorce, job loss, illness and personal hardships. Because many consumer loans are secured by depreciable assets such as boats, cars, and trailers the loan should be amortized over the useful life of the asset. To minimize the risk that the borrower cannot afford the monthly payments, all fixed monthly obligations should not exceed 38% of the borrower's gross monthly income. The borrower should also be employed for at least 12 months prior to obtaining the loan. The loan officer reviews the borrower's past credit history, past income level, debt history and, when applicable, cash flow and determines the impact of all these factors on the ability of the borrower to make future payments as agreed.

         INVESTMENTS. In addition to loans, Albany Bank & Trust makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and other obligations of states and municipalities. As of December 31, 1999, investment securities comprised approximately 36% of Albany Bank & Trust's assets, with net loans comprising approximately 53% of Albany Bank & Trust's assets. Albany Bank & Trust also engages in Federal funds transactions with its principal correspondent banks and primarily acts as a net seller of funds. The sale of Federal funds amounts to a short-term loan from Albany Bank & Trust to another bank.

         DEPOSITS. Albany Bank & Trust offers a wide range of commercial and consumer deposit accounts, including checking accounts, money market accounts, a variety of certificates of deposit, and individual retirement accounts. The primary sources of deposits are residents of, and businesses and their employees located in, our primary market area. Deposits are obtained through personal solicitation by Albany Bank & Trust's officers and directors, direct mail solicitations and advertisements published in the local media. To attract deposits Albany Bank & Trust offers a broad line of competitively priced deposit products and services.

         OTHER BANKING SERVICES. Albany Bank & Trust's other banking services include ATM and MasterCard check cards, direct deposit, travelers checks, cash management services, courier service for commercial customers, bank-by-mail, bank-by-telephone, wire transfer of funds, a night depository and safe deposit boxes.

         ASSET AND LIABILITY MANAGEMENT. The Asset and Liability Management Committee manages Albany Bank & Trust's assets and liabilities and strives to provide an optimum and stable net interest margin, a profitable after-tax return on assets and return on equity and adequate liquidity. The committee conducts these management functions within the framework of written loan and investment policies that Albany Bank & Trust has adopted. The committee attempts to maintain a balanced position between rate sensitive assets and rate sensitive liabilities. Specifically, it charts assets and liabilities on a matrix by maturity, effective duration and interest adjustment period and attempts to manage any gaps in maturity ranges.


                                    EMPLOYEES

         At December 31, 1999, Community Capital and its subsidiary employed 15 full-time employees and one part-time employee. Community Capital considers its relationship with its employees to be excellent.


                           SUPERVISION AND REGULATION

         Both Community Capital and Albany Bank & Trust are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

COMMUNITY CAPITAL

         Since Community Capital owns all of the capital stock of Albany Bank & Trust, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, Community Capital is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

         ACQUISITIONS OF BANKS. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

         - acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

         -        acquiring all or substantially all of the assets of any bank;
                  or

         -        merging or consolidating with any other bank holding company.

         Under the Bank Holding Company Act, an adequately capitalized and adequately managed bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or an acquisition which may result in specified concentrations of deposits.

         CHANGE IN BANK CONTROl. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or a company acquires 10% or more, but less than 25%, of any class of voting securities and either the bank holding company has registered securities under Section 12 of the Securities Act of 1934, or no other person owns a greater percentage of that class of voting securities immediately after the transaction.

         PERMITTED ACTIVITIES. Under the Bank Holding Company Act, a bank holding company, which has not qualified or elected to become a financial holding company is generally prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless prior to the enactment of the Gramm-Leach-Bliley Act the Federal Reserve found those activities to be so closely related to banking as to be a proper incident to the business of banking. Activities that the Federal Reserve has found to be so closely related to banking to be a proper incident to the business of banking include:

         -        factoring accounts receivable,
         -        acquiring or servicing loans,
         -        leasing personal property,
         -        conducting discount securities brokerage activities,
         -        performing selected data processing services,

         - acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions, and
         -        performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of any of its bank subsidiaries.

         On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act, which amends the Bank Holding Company Act and greatly expand the activities in which bank holding companies and affiliates of banks are permitted to engage. The Gramm-Leach-Bliley Act eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers. The provisions of the Gramm-Leach-Bliley Act relating to permitted activities of bank holding companies and affiliates of banks became effective on March 11, 2000.

         Generally, if Community Capital qualifies and elects to become a financial holding company, it may engage in activities that are financial in nature or incidental or complementary to a financial activity. Activities that the Gramm-Leach-Bliley Act expressly lists as financial in nature include insurance activities, providing financial, investment and advisory services, underwriting securities and limited merchant banking activities.

         To qualify to become a financial holding company, Albany Bank & Trust and any other depository institution subsidiary of Community Capital must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, Community Capital must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity. Although we are eligible to elect to become a financial holding company, we currently have no plans to make such an election.

         SUPPORT OF SUBSIDIARY INSTITUTIONS. Under Federal Reserve policy, bank holding companies are expected to act as a source of financial strength for, and to commit resources to support, their depository institution subsidiaries. This support may be required at times when, without this Federal Reserve policy, the bank holding company might not be inclined to provide it. In addition, any capital loans by a bank holding company to a bank will be repaid only after its deposits and other indebtedness are repaid in full. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

ALBANY BANK & TRUST

         Since Albany Bank & Trust is chartered as a national bank, it is primarily subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the Office of the Comptroller of the Currency. The Office of the Comptroller of the Currency regularly examines Albany Bank & Trust's operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The Office of the Comptroller of the Currency also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, Albany Bank & Trust's deposits are insured by the FDIC to the maximum extent provided by law. Albany Bank & Trust is also subject to numerous state and federal statutes and regulations that will affect its business, activities and operations.

         BRANCHING. National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located. Under current Georgia law, Albany Bank & Trust may open branch offices throughout Georgia with the prior approval of the Office of the Comptroller of the Currency and the Georgia Department of Banking and Finance. In addition, with prior regulatory approval, Albany Bank & Trust may acquire branches of existing banks located in Georgia. Albany Bank & Trust and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

         Under the Federal Deposit Insurance Act, states may "opt-in" and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

         PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 1999, we qualified for the well capitalized category.

         Federal banking regulators are required to take some mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. An institution in any of the undercapitalized categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan up to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

         FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for determining an insured depository institution's insurance assessment rate. The system that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution into one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and ranged from 1.16 cents to 1.22 cents per $100 of deposits in 1999.

         The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

         COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires the appropriate federal regulator, in connection with their examinations of financial institutions within their jurisdiction, to evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on Albany Bank & Trust. Under the Gramm-Leach-Bliley Act, banks with aggregate assets of not more than $250 million are subject to a Community Reinvestment Act examination only once every 60 months if the bank receives an outstanding rating, once every 48 months if it receives a satisfactory rating and as needed if the rating is less than satisfactory. Additionally, under the Gramm-Leach-Bliley Act, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements.

         OTHER REGULATIONS. Interest and other charges collected or contracted for by Albany Bank & Trust are subject to state usury laws and federal laws concerning interest rates. Albany Bank & Trust's loan operations are also subject to federal laws applicable to credit transactions, such as:

         - The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

         - The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

         - The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

         - The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

         - The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

         - The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of Albany Bank & Trust are subject to:

         - The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

         - The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

CAPITAL ADEQUACY

         Community Capital and Albany Bank & Trust are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of Community Capital, and the Office of the Comptroller of the Currency, in the case of Albany Bank & Trust. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies that is substantially similar to that adopted by the Office of the Comptroller of the Currency for banks.

         The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

         The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 1999, our consolidated ratio of total capital to risk-weighted assets was 43% and our consolidated ratio of Tier 1 Capital to risk-weighted assets was 42%.

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 1999, our consolidated leverage ratio was 40%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

         Albany Bank & Trust and Community Capital are also both subject to other capital guidelines issued by our primary regulators, which provide for minimum ratios of total capital to total assets.

         Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, substantial additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "--Prompt Corrective Action."

PAYMENT OF DIVIDENDS

         Community Capital is a legal entity separate and distinct from Albany Bank & Trust. The principal source of Community Capital's cash flow, including cash flow to pay dividends to its shareholders, is dividends that Albany Bank & Trust pays to it. Statutory and regulatory limitations apply to Albany Bank & Trust's payment of dividends to Community Capital as well as to Community Capital's payment of dividends to its shareholders.

         Albany Bank & Trust is required by federal law to obtain the prior approval of the Office of the Comptroller of the Currency for payments of dividends if the total of all dividends declared by our board of directors in any year will exceed (1) the total of Albany Bank & Trust's net profits for that year, plus (2) Albany Bank & Trust's retained net profits of the preceding two years, less any required transfers to surplus.

         The payment of dividends by Community Capital and Albany Bank & Trust may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of the Office of the Comptroller of the Currency, Albany Bank & Trust were engaged in or about to engage in an unsafe or unsound practice, the Office of the Comptroller of the Currency could require, after notice and a hearing, that Albany Bank & Trust stop or refrain from engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "--Prompt Corrective Action" above.

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

         Community Capital and Albany Bank & Trust are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

         -        loans or extensions of credit to affiliates;

         -        investment in affiliates;

         - the purchase of assets from affiliates, except for real and personal property exempted by the Federal Reserve;

         - loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

         - any guarantee, acceptance or letter of credit issued on behalf of an affiliate.

         The aggregate of all of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. Community Capital must also comply with certain provisions designed to avoid the taking of low-quality assets.

         Community Capital and Albany Bank & Trust are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

         Albany Bank & Trust is also subject to restrictions on extensions of credit to its executive officers, directors, certain principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

PRIVACY

         The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions' own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to the consumer.

PROPOSED LEGISLATION AND REGULATORY ACTION

         New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

EFFECT OF GOVERNMENTAL MONETARY POLICES

         Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate on borrowings of member banks and its influence over reserve requirements against member bank deposits. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

                        SELECTED STATISTICAL INFORMATION

         The responses to this section of Item I are included in the Company's Annual Report to Shareholders under the heading "Selected Statistical Information" at pages 33 through 39, and are incorporated herein by reference.


ITEM 2.  DESCRIPTION OF PROPERTIES

         Community Capital's executive offices and Albany Bank & Trust is located at 2815 Meredyth Drive in Albany, Georgia in Dougherty County. On November 20, 1998, Community Capital purchased approximately two acres of land at 2815 Meredyth Drive at a purchase price of $315,000. Construction of the permanent bank building was complete in March, 2000. The total construction costs for the building were approximately $1.4 million. The bank building is a two-story, Colonial style building consisting of approximately 10,700 square feet, four drive-up widows and one automated teller machine.

         Other than normal real estate commercial lending activities of Albany Bank & Trust, Community Capital generally does not invest in real estate, interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.


ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which Community Capital is a party or of which any of its properties are subject; nor are there material proceedings known to Community Capital to be contemplated by any governmental authority; nor are there material proceedings known to Community Capital, pending or contemplated, in which any director, officer or affiliate or any principal security holder of Community Capital or any associate of any of the foregoing, is a party or has an interest adverse to Community Capital.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The response to this Item is partially included in Community Capital's Annual Report to Shareholders at page 40 and is incorporated herein by reference.

         Community Capital did not sell any unregistered shares of its common stock, $1.00 par value, during fiscal year 1998, except for one share which Community Capital sold to its president upon its incorporation on August 19, 1998. This share was sold to the president for $1.00 and was redeemed by Community Capital for the same amount upon the closing of Community Capital's initial public offering of common stock on March 11, 1999. Since this share was sold to our president, the sale did not involve a public offering and was therefore exempt from registration under Section 4(2) of the Securities Act of 1933.

         During fiscal year 1999, Community Capital granted options to purchase 103,300 shares of its common stock, $1.00 par value, to selected employees as compensation for their services to Albany Bank & Trust and Community Capital. The following table sets forth information regarding the option grants:

                                     NUMBER OF OPTIONS                  NUMBER OF SHARES
     DATE ISSUED                          GRANTED                  SUBJECT TO OPTIONS GRANTED            EXERCISE PRICE
     -----------                          -------                  --------------------------            --------------
     March 11, 1999                           5                              82,900                        $10.00
     March 16, 1999                           3                               1,400                        $10.00
     April 1, 1999                            2                               2,000                        $13.00
     April 12, 1999                           1                                 500                        $13.00
     April 16, 1999                           2                                 600                        $11.00
     April 26, 1999                           1                                 500                        $11.00
     May 3, 1999                              1                                 200                        $11.00
     September 28, 1999                       1                                 200                        $10.50
     November 15, 1999                        1                              15,000                        $10.50
                                             --                             -------

     1999 TOTAL                              17                             103,300

         Each of option vests in equal 20% annual increments beginning on the first anniversary of the grant date and has a maximum term of ten years. Since the options were granted to employees, the option grants did not involve a public offering, and therefore were exempt from registration under Section 4(2) of the Securities Act of 1933.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The response to this Item is included in Community Capital's Annual Report to Shareholders under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," at pages 25 through 32, and is incorporated herein by reference.


ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements are included in Community Capital's Annual Report to Shareholders at pages 1 through 24, and are incorporated herein by reference.

         Independent Auditors' Report

         Financial Statements

         Consolidated Statement of Financial Condition as of December 31, 1999

         Consolidated Statement of Income for the years ended December 31, 1999

         Consolidated Statement of changes in Shareholders' Equity for the years ended December 31, 1999

         Consolidated Statement of Cash Flows for the years ended December 31, 1999

         Notes to Consolidated Financial Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The responses to this Item are included in Community Capital's Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2000, under the following headings, and are incorporated herein by reference.

         Proposal One: Election of Directors - Class I Director Nominees, Continuing Class II Directors and - Continuing Class III Directors" at pages 3 through 4;

         "Executive Officers," at page 6;

         "Section 16(a) Beneficial Ownership Reporting Compliance," at pages 9 through 10.


ITEM 10. EXECUTIVE COMPENSATION

         The responses to this Item are included in Community Capital's Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2000, under the heading, "Compensation" at pages 6 through 8, and are incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The responses to this Item are included in Community Capital's Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2000, under the headings, "Security Ownership of Certain Beneficial Owners," at pages 8 through 9, and are incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The responses to this Item are included in Community Capital's Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2000, under the headings, "Certain Relationships and Related Transactions," at page 10, and "Compensation" at pages 6 through 8, and are incorporated herein by reference.

ITEM 13.           EXHIBITS, LISTS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit
                  Number                    Exhibit
                  ------                    -------
                  3.1      Articles of Incorporation.(1)

                  3.2      Bylaws.(1)

                  4.1      Instruments Defining the Rights of Security Holders.
                           See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

                  10.1     Purchase Agreement for main office property dated
                           November 20, 1998.(2)

                  10.2     Agreement between Albany Bank & Trust and LRA
                           Constructors, Inc. dated May 17, 1999 for the construction of the main office building.(3)


                  10.3     Amended and Restated Employment Agreement dated
                           August 19, 1998, among Albany Bank & Trust, N.A. (In
                           Organization), Community Capital Bancshares, Inc. and
                           Robert E. Lee (1) and the Form of Amendment thereto.(2)

                  10.4     Employment Agreement dated October 1, 1998, among
                           Albany Bank & Trust, N.A. (In Organization),
                           Community Capital Bancshares, Inc. and David C.
                           Guillebeau, as amended November 9, 1998 (1) and the Form
                           of Second Amendment thereto.(2)

                  10.5     Form of Community Capital Bancshares, Inc.
                           Organizers' Warrant Agreement.(2)

                  10.6     Community Capital Bancshares, Inc. Amended and
                           Restated 1998 Stock Incentive Plan.(4)

                  10.7     Form of Community Capital Bancshares, Inc. Incentive
                           Stock Option Award.(1)

-----------------------

(1) Incorporated herein by reference to exhibit of same number in Community Capital's Registration Statement on Form SB-2, Registration No. 333-68307, filed December 3, 1998.

(2) Incorporated herein by reference to exhibit of same number in Community Capital's Amendment No. 1 to Registration Statement on Form SB-2, Registration No. 333-68307, filed February 2, 1999.

(3) Incorporated herein by reference to Exhibit 10.1 in Community Capital's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.

(4) Incorporated by reference to exhibit of same number in Community Capital's Amendment No. 2 to Registration Statement on Form SB2, Registration No. 33368307, filed February 2, 1999.

                  13.1 Community Capital Bancshares, Inc. 1999 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, Community Capital's 1999 Annual Report to Shareholders is not deemed to be filed as part of this Report.

                  22.1     Subsidiaries of Community Capital Bancshares, Inc.(1)

                  24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

                  27.1     Financial Data Schedule (for SEC use only).

         (b)      Reports on Form 8-K filed in the fourth quarter of 1999: None

---------------------

(1) Incorporated herein by reference to exhibit of same number in Community Capital's Registration Statement on Form SB-2, Registration No. 333-68307, filed December 3, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         COMMUNITY CAPITAL BANCSHARES, INC.



                                         By:      /s/ Robert E. Lee
                                            -----------------------------------
                                                    Robert E. Lee
                                                    President


                                         Date:    March 20, 2000



                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints Robert E. Lee and Charles
M. Jones, III, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Title                    Date
---------                                   -----                    ----
----------------------------------        Director
Robert M. Beauchamp


/s/ Bennett D. Cotton, Jr.                Director                 March 20, 2000
----------------------------------
Bennett D. Cotten, Jr.


/s/ Glenn A. Dowling                      Director                 March 20, 2000
----------------------------------
Glenn A. Dowling



----------------------------------        Director
Mary Helen Dykes


/s/ Charles M. Jones, III                 Chairman of the Board             March 20, 2000
----------------------------------        and Chief Executive Officer
Charles M. Jones, III


/s/ Van Cise Knowles                      Director                          March 20, 2000
----------------------------------
Van Cise Knowles


/s/ C. Richard Langley                    Director                          March 20, 2000
----------------------------------
C. Richard Langley


/s/ Robert E. Lee                         Director and President            March 20, 2000
----------------------------------        (Principal Executive
Robert E. Lee                             Officer)


/s/ Corinne C. Martin                     Director                          March 20, 2000
----------------------------------
Corinne C. Martin


/s/ William F. McAfee                     Director                          March 20, 2000
----------------------------------
William F. McAfee


----------------------------------        Director
Mark M. Shoemaker


/s/ Jane Anne D. Sullivan                 Director                          March 20, 2000
---------------------------------
Jane Anne D. Sullivan


/s/ John P. Ventulett, Jr.                Director                          March 20, 2000
----------------------------------
John P. Ventulett, Jr.


/s/ Lawrence B. Willson                   Director                          March 20, 2000
----------------------------------
Lawrence B. Willson


/s/ James D. Woods                        Director                          March 20, 2000
----------------------------------
James D. Woods


/s/ David J. Baranko                      Chief Financial Officer           March 20, 2000
----------------------------------        (Principal Financial and
David J. Baranko                          Accounting Officer)

                                 EXHIBIT INDEX

         Exhibit
          Number           Exhibit
         --------          --------
         3.1      Articles of Incorporation.(1)

         3.2      Bylaws.(1)

         4.1      Instruments Defining the Rights of Security Holders. See
                  Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at
                  Exhibit 3.2 hereto.

         10.1 Purchase Agreement for main office property dated November 20, 1998.(2)

         10.2     Agreement between Albany Bank & Trust and LRA Constructors,
                  Inc. dated May 17, 1999 for the construction of the main office building.(3)

         10.3     Amended and Restated Employment Agreement dated August 19,
                  1998, among Albany Bank & Trust, N.A. (In Organization),
                  Community Capital Bancshares, Inc. and Robert E. Lee(1) and the Form of Amendment thereto.(2)

         10.4     Employment Agreement dated October 1, 1998, among Albany Bank
                  & Trust, N.A. (In Organization), Community Capital Bancshares,
                  Inc. and David C. Guillebeau, as amended November 9, 1998(1)
                  and the Form of Second Amendment thereto.(2)

         10.5     Form of Community Capital Bancshares, Inc. Organizers' Warrant
                  Agreement.(2)

         10.6     Community Capital Bancshares, Inc. Amended and Restated 1998
                  Stock Incentive Plan.(4)

         10.7     Form of Community Capital Bancshares, Inc. Incentive Stock
                  Option Award.(1)

-----------------------
(1) Incorporated herein by reference to exhibit of same number in Community Capital's Registration Statement on Form SB-2, Registration No. 333-68307, filed December 3, 1998.

(2) Incorporated herein by reference to exhibit of same number in Community Capital's Amendment No. 1 to Registration Statement on Form SB-2, Registration No. 333-68307, filed February 2, 1999.

(3) Incorporated herein by reference to Exhibit 10.1 in Community Capital's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.

(4) Incorporated herein by reference to exhibit of same number in Community Capital's Amendment No. 2 to Registration Statement on Form SB-2, Registration No. 333-68307, filed February 2, 1999.

         13.1 Community Capital Bancshares, Inc. 1999 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, Community Capital's 1999 Annual Report to Shareholders is not deemed to be filed as part of this Report.

         22.1     Subsidiaries of Community Capital Bancshares, Inc.(1)

         24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

         27.1     Financial Data Schedule (for SEC use only).


-------------------------------
(1) Incorporated herein by reference to exhibit of same number in Community Capital's Registration Statement on Form SB2, Registration No. 33368307, filed December 3, 1998.