Form 10QSB
period 2000-03-31
COMMUNITY CAPITAL BANCSHARES INC
filed 2000-05-15
CIK 1074369

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 2000
                                              --------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT 1934
               For the transition period from _______ to _______


                       Commission File Number: 000-25345
                                               ---------


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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2000:
         1,049,930 SHARES

Transitional Small Business Disclosure Format (check one):
Yes [ ]   No [X]

PART I - FINANCIAL INFORMATION


                                                                     Page No.
                                                                     --------

ITEM 1.    Financial Statements

     Consolidated Balance Sheet (unaudited)                             3

     Consolidated statement of operations (unaudited)
         for the three months ended March 31, 1999 and 2000             4

     Consolidated statement of comprehensive loss (unaudited)
         for the three months ended March 31, 1999 and 2000             5

     Statement of Cash Flows (unaudited) for the
         three months ended March 31, 1999 and 2000                     6

Item 2.    Management's Discussion and Analysis of
              Financial Condition and results of operations             8


PART II - OTHER INFORMATION

ITEM 2.  Changes in Securities and use of proceeds                     10

ITEM 4.  Submission of matters to a vote of Security Holders           10

ITEM 5.  Other Matters                                                 10

ITEM 6.  Exhibits and reports on Form 8-K:                             10

                       COMMUNITY CAPITAL BANCSHARES, INC.
                                 AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 March 31, 2000


ASSETS
Cash and due from banks                                                    $  1,490,869
Federal funds sold                                                            3,160,000
Securities available for sale                                                13,259,634
Loans                                                                        24,299,490
Less allowance for loan losses                                                  348,000
                                                                           ------------
     Loans, net                                                              23,951,490
Premises and equipment                                                        2,266,507
Other assets                                                                    541,637
                                                                           ------------
                                                                           $ 44,670,137
                                                                           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Non-interest bearing demand                                           $  3,993,019
     Interest bearing demand and savings                                     13,110,209
     Time deposits over $100,000                                              4,835,487
     Other time deposits                                                     14,079,022
                                                                           ------------
          Total deposits                                                     36,017,737
Other liabilities                                                               128,298
                                                                           ------------
     TOTAL LIABILITIES                                                       36,146,035
                                                                           ------------

Shareholders' Deficit
Preferred Stock, par value not stated; 2,000,000 shares authorized;
   no shares issued                                                        $         --
Common Stock, $1.00 par value, 10,000,000 shares authorized;
   1,050,000 shares issued and outstanding                                    1,050,000
Capital surplus                                                               8,538,483
Accumulated deficit                                                            (969,723)
Accumulated other comprehensive loss                                            (93,888)
Treasury Stock                                                                     (770)
                                                                           ------------
       TOTAL SHAREHOLDERS' EQUITY                                             8,524,102
                                                                           ------------
                                                                           $ 44,670,137
                                                                           ============


See Notes to Financial Statements

                       COMMUNITY CAPITAL BANCSHARES, INC.
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                   Three months ended March 31, 1999 and 2000


                                                                         2000            1999
                                                                         ----            ----

INTEREST INCOME
     Loans                                                            $  496,710
     Investment securities                                               211,589         15,083
     Deposits in banks                                                       885
     Federal funds sold                                                   39,043
                                                                      -------------------------
          TOTAL INTEREST INCOME                                          748,227         15,083
                                                                      -------------------------
INTEREST EXPENSE
     Deposits                                                            360,977
     Other borrowed money                                                     --         11,287
                                                                      -------------------------
         TOTAL INTEREST EXPENSE                                          360,977         11,287
                                                                      -------------------------
         NET INTEREST INCOME                                             387,250          3,796
Provision for loan losses                                                 48,000             --
                                                                      -------------------------
         NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             339,250          3,796
                                                                      -------------------------
OTHER INCOME
     Service charges on deposit accounts                                  16,469             --
     Other service charges, commissions and fees                           4,438             --
                                                                      -------------------------
                                                                          20,907             --
                                                                      -------------------------
OTHER EXPENSES
     Salaries and employee benefits                                      193,739         75,007
     Equipment and occupancy expenses                                     49,024            202
     Marketing expenses                                                   16,351             --
     Data processing expenses                                             29,755             --
     Administrative expenses                                              37,757          8,479
     Loan expenses                                                         2,330             --
     Organizational and preopening expenses                                   --         27,580
     Other expenses                                                       27,770             --
                                                                      -------------------------
         TOTAL EXPENSES                                                  356,726        111,268
                                                                      -------------------------
INCOME (LOSS) BEFORE INCOME TAXES                                          3,431       (107,472)
Income tax expense                                                            --             --
                                                                      -------------------------
NET INCOME (LOSS)                                                     $    3,431     $ (107,472)
                                                                      =========================
INCOME (LOSS) PER COMMON SHARE                                        $     0.00     $    (0.74)
                                                                      =========================


See Notes to Financial Statements

                       COMMUNITY CAPITAL BANCSHARES, INC.
                                 AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
                  Three months ended March 31, 1999 and 2000


                                                                              2000            1999
                                                                              ----            ----

NET INCOME (LOSS)                                                          $    3,431      $ (107,472)
Other comprehensive loss
     Net unrealized holding losses arising during period, net of
     tax (benefit) of $(24,049)                                               (46,685)             --
                                                                           --------------------------
COMPREHENSIVE (LOSS)                                                       $  (43,254)     $ (107,472)
                                                                           ==========================

                       COMMUNITY CAPITAL BANCSHARES, INC.
                                 AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   Three Months Ended March 31, 1999 and 2000



                                                                          2000              1999
                                                                          ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                             $      3,431      $   (107,472)
        Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation                                                        11,477
        Provision for loan losses                                           48,000
        Imputed interest on advances from Organizers                            --             1,495
        Increase in interest receivable                                    (98,774)               --
        Other operating activities                                         (41,238)          (40,586)
                                                                      ------------      ------------
             Net cash used in operating activities                         (77,104)         (146,563)
                                                                      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of property and equipment                                (367,929)         (302,921)
        Net increase in Federal funds sold                              (2,350,000)
        Net increase in loans                                           (4,691,625)
        Proceeds from maturities of securities available for sale          522,154
        Purchase of securities available for sale                         (493,000)       (7,971,988)
                                                                      ------------      ------------
             Net cash used in Investing activities                      (7,380,400)       (8,274,909)
                                                                      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase in deposits                                         7,999,817
        Proceeds from advances under line of Credit                                          205,000
        Repayment of notes payable                                                          (693,152)
        Purchase of Treasury stock                                            (770)
        Repayment of advances from organizers                                                (80,000)
        Net proceeds from sale of common stock                                             9,779,439
                                                                      ------------      ------------
             Net cash provided by financing activities                   7,999,047         9,211,287
                                                                      ------------      ------------
        Net increase in cash                                               541,543           789,815
        Cash and due from banks at beginning of period                     949,326             5,220
                                                                      ------------      ------------
        Cash and due from banks at end of period                      $  1,490,869      $    795,035
                                                                      ============      ============

SUPPLEMENTAL DISCLOSURE
        Cash paid for interest                                        $    361,100      $         --
                                                                      ============      ============

NON-CASH TRANSACTION
        Unrealized losses on securities available for sale            $     70,734      $         --
                                                                      ============      ============


See notes to Financial Statements

                       COMMUNITY CAPITAL BANCSHARES, INC.
                                 AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS

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

The company received final approvals and commenced banking operations on April 28, 1999.

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Bank. All intercompany accounts and transactions have been eliminated in consolidation.

The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results of a full year's operations.

The accounting principles followed by the Company and the methods of applying these principles conform with generally accepted accounting principles (GAAP) and with general practices within the banking industry.

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determinations of the allowance for loan losses, the valuations of real estate acquired in connection with or in lieu of foreclosure on loans, and valuation allowances associated with deferred tax assets, the recognition of which are based on future taxable income.


Income Taxes

The Company will be subject to Federal and state income taxes when taxable income is generated. No income taxes have been accrued because of the operating losses incurred during the preopening period.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

FINANCIAL CONDITION

As of March 31, 2000 the Company's total assets were $44,670,000 representing an increase of $7,929,000 or 21.58% from December 31, 1999. The major area of increase was in loans, which increased $4,4644,000 or 24.05%. Premises and equipment increased $356,000 as the Company completed and occupied its new main office facility during February. Federal funds sold increased $2,350,000 to $3,160,000 representing the use of excess funds generated from the increase in deposits during the quarter. The increase in assets was funded by increased deposits. Total deposits increased to $36,018,000 from the year-end amount of $28,018,000. This is an increase of $8,000,000 or 28.55%.

There were no related party or other loans which were considered nonperforming at March 31, 2000.

RESULTS OF OPERATIONS

During the first quarter of 2000 the Company achieved profitability. Earnings for the period were $3,431. Comparisons with the results of operations for the first quarter of 1999 are not meaningful as during the first quarter of 1999 the company was still in its development stage. It began banking operations on April 28, 1999.

For the first three months of 2000 the Bank had a yield on earning assets of 8.04%. The associated cost of liabilities was 4.96%. This results in a spread of 3.08%. Further improvement in profitability will depend upon the Company increasing this spread. In order to achieve this the Company will have to continue to increase its asset base and allocate a higher percentage of earning assets to its loan portfolio. At March 31, 2000 the loan to deposit ratio was 66.50%. Higher profitability is achieved when this ratio exceeds 75%. The Company will continue to control its non-interest expenses to improve profitability.

CAPITAL

The following table presents the Company's regulatory capital position as of March 31, 2000.


        Tier 1 Capital Ratio, actual                 32.22%
        Tier 1 Capital minimum requirement            4.00%

        Tier 2 Capital Ratio, actual                 33.47%
        Tier 2 Capital minimum requirement            8.00%

        Leverage Ratio                               21.12%
        Leverage Ratio minimum requirement            4.00%



The Company's capital ratios will continue to decrease as it continues to grow, the current amounts of capital are expected to be adequate for the foreseeable future.

FORWARD-LOOKING STATEMENTS

This document contains statements that constitute "forward-looking statements" within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended. The words "believe", "estimate", "expect", "intend", "anticipate" and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates that they were made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Users are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that the actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Users are therefore cautioned not to place undue reliance on these forward-looking statements.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None


ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS 27. FINANCIAL DATA SCHEDULE (for SEC use only)

     (B)  REPORTS ON FORM 8-K

          None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       COMMUNITY CAPITAL BANCSHARES, INC.



       May 12, 2000                 /s/ Robert E. Lee
     ----------------               -------------------------------------
           Date                     Robert E. Lee,
                                    President



      May 12, 2000                  /s/ David J. Baranko
    ----------------                -------------------------------------
          Date                      David J. Baranko
                                    Chief Financial Officer
                                    (Duly authorized officer
                                    and principal financial / accounting
                                    officer)