Form 10QSB
period 2000-06-30
COMMUNITY CAPITAL BANCSHARES INC
filed 2000-08-14
CIK 1074369

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                 -------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT 1934
         For the transition period from         to
                                        -------    -------

                  Commission File Number:   000-25345
                                            ---------

                       COMMUNITY CAPITAL BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                     Georgia                      58-2413468
                     -------                      ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2000:
         1,049,903 SHARES

Transitional Small Business Disclosure Format (check one):
Yes [ ]   No [X]

PART I - FINANCIAL INFORMATION                                       Page No.
                                                                     --------

ITEM 1.    Financial Statements

     Consolidated Balance Sheets (unaudited)                          3

     Consolidated statements of operations (unaudited)                4

     Consolidated statements of comprehensive loss (unaudited)        5

     Consolidates Statements of Cash Flows (unaudited)                6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and results of operations                8


PART II - OTHER INFORMATION

ITEM 2.  Changes in Securities and use of proceeds                   10

ITEM 4.  Submission of matters to a vote of Security Holders         10

ITEM 5.  Other Matters                                               10

ITEM 6.  Exhibits and reports on Form 8-K:                           10

               COMMUNITY CAPITAL BANCSHARES, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                            June 30, 2000        December 31, 1999
                                                            -------------        -----------------
ASSETS
Cash and due from banks                                      $  2,315,458           $    949,326
Federal funds sold                                              1,400,000                810,000
Securities available for sale                                  12,567,695             13,351,772
Loans                                                          29,164,453             19,607,865
Less allowance for loan losses                                    390,789                300,000
                                                             ------------           ------------
   Loans, net                                                  28,773,664             19,307,865
Premises and equipment                                          2,691,351              1,910,055
Other assets                                                      642,749                412,437
                                                             ------------           ------------
                                                             $ 48,390,917           $ 36,741,455
                                                             ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
  Non-interest bearing demand                                $  4,353,093           $  2,925,670
  Interest bearing demand and savings                          14,554,460              8,808,195
  Time deposits over $100,000                                   3,798,307              4,888,828
  Other time deposits                                          15,243,807             11,395,227
                                                             ------------           ------------
     Total deposits                                            37,949,667             28,017,920
Federal Home Loan Bank advance                                  1,800,000                     --
Other liabilities                                                  94,575                155,409
                                                             ------------           ------------
  TOTAL LIABILITIES                                          $ 39,844,242           $ 28,173,329
                                                             ------------           ------------

SHAREHOLDERS' EQUITY
Preferred Stock, par value not stated; 2,000,000
  shares authorized; no shares issued                        $         --           $         --
Common Stock, $1.00 par value, 10,000,000 shares
  authorized; 1,050,000 shares issued                           1,050,000              1,050,000
Capital surplus                                                 8,538,483              8,538,483
Accumulated deficit                                              (947,818)              (973,154)
Accumulated other comprehensive loss                              (92,930)               (47,203)
Treasury stock, 97 shares and 0 shares respectively                (1,060)                    --
                                                             ------------           ------------
  TOTAL SHAREHOLDERS' EQUITY                                    8,546,675              8,568,126
                                                             ------------           ------------
                                                             $ 48,390,917           $ 36,741,455
                                                             ============           ============





See Notes to Financial Statements

                  COMMUNITY CAPITAL BANCSHARES AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                             Three months ended                        Six months ended
                                                             ------------------                        ----------------
                                                     June 30, 2000        June 30, 1999        June 30, 2000        June 30, 1999
                                                     -------------        -------------        -------------        -------------
INTEREST INCOME
  Loans                                                   631,074               66,927            1,127,784               66,927
  Taxable securities                                      203,989               28,012              415,578               43,095
  Deposits in banks                                           540                   --                1,425                   --
  Federal funds sold                                       14,258               61,365               53,301               61,365
                                                       ----------          -----------           ----------          -----------
     TOTAL INTEREST INCOME                                849,861              156,304            1,598,088              171,387
                                                       ----------          -----------           ----------          -----------

INTEREST EXPENSE
  Deposits                                                390,154               29,998              751,131               29,998
  Other borrowed money                                      8,114                   45                8,114               11,332
                                                       ----------          -----------           ----------          -----------
     TOTAL INTEREST EXPENSE                               398,268               30,043              759,245               41,330
                                                       ----------          -----------           ----------          -----------
     NET INTEREST INCOME                                  451,593              126,261              838,843              130,057
  Provision for loan losses                                46,000               90,000               94,000               90,000
                                                       ----------          -----------           ----------          -----------
     NET INTEREST INCOME AFTER PROVISION FOR
     LOAN LOSSES                                          405,593               36,261              744,843               40,057
                                                       ----------          -----------           ----------          -----------

OTHER INCOME
  Service charges on deposit accounts                      30,754                1,241               47,223                1,241
  Other service charges, commissions and fees               8,474                1,932               12,912                1,932
                                                       ----------          -----------           ----------          -----------
     TOTAL OTHER INCOME                                    39,228                3,173               60,135                3,173
                                                       ----------          -----------           ----------          -----------

OTHER EXPENSES
  Salaries and employee benefits                          220,640              171,636              414,379              246,643
  Equipment and occupancy expense                          72,735               63,422              121,759               63,826
  Marketing expense                                        21,402                   --               37,753
  Data processing expense                                  28,660               22,608               58,415               22,608
  Administrative expenses                                  47,539               13,289               85,296               16,487
  Loan expenses                                             3,081                   --                5,411                   --
  Organizational and preopening expenses                       --                   --                   --               27,580
  Other operating expenses                                 28,859               82,802               56,629               87,881
                                                       ----------          -----------           ----------          -----------
     TOTAL OTHER EXPENSES                                 422,916              353,757              779,642              465,025
                                                       ----------          -----------           ----------          -----------
     INCOME (LOSS) BEFORE INCOME TAXES                     21,905             (314,323)              25,336             (421,795)
  Income tax expense                                           --                   --                   --                   --
                                                       ----------          -----------           ----------          -----------
     NET INCOME (LOSS)                                 $   21,905          $  (314,323)          $   25,336          $  (421,795)
                                                       ==========          ===========           ==========          ===========

INCOME (LOSS) PER COMMON SHARE                         $     0.02          $     (0.30)          $     0.02          $     (0.40)
                                                       ==========          ===========           ==========          ===========
Weighted average shares outstanding                     1,049,896            1,050,000            1,049,940            1,050,000
                                                       ==========          ===========           ==========          ===========


See Notes to Financial Statements

               COMMUNITY CAPITAL BANCSHARES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)


                                                     Three months ended                     Six months ended
                                                     ------------------                     ----------------
                                             June 30, 2000       June 30, 1999      June 30, 2000       June 30, 1999
                                             -------------       -------------      -------------       -------------
NET INCOME (LOSS)                               $ 21,905           $(314,323)          $ 25,336           $(421,795)
 Other Comprehensive Income:
 Net unrealized holding gains (losses)             1,452                  --            (69,282)                 --
 Tax effect                                         (314)                                23,555
                                                --------           ---------           --------           ---------
COMPREHENSIVE INCOME (LOSS)                     $ 23,043           $(314,323)          $(20,391)          $(421,795)
                                                ========           =========           ========           =========














See Notes to Financial Statements

                       COMMUNITY CAPITAL BANCSHARES, INC.
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              (UNAUDITED) Six months ended June 30, 2000 and 1999


                                                                           2000                   1999
                                                                       ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                  $     25,336           $   (421,795)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                                             35,660                 16,146
    Provision for loan losses                                                94,000                 90,000
    Imputed interest on advances from Organizers                                 --                  1,495
    Increase in interest receivable                                        (138,377)                    --
    Other operating activities                                             (129,214)                31,172
                                                                       ------------           ------------
         Net cash used in operating activities                             (112,595)              (282,982)
                                                                       ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                     (816,956)              (661,513)
    Net increase in Federal funds sold                                     (590,000)            (8,720,000)
    Net increase in loans                                                (9,559,799)            (6,151,859)
    Proceeds from maturities of securities available for sale             1,216,395              8,000,000
    Purchase of securities available for sale                              (501,600)            (8,768,325)
                                                                       ------------           ------------
         Net cash used in Investing activities                          (10,251,960)           (16,301,697)
                                                                       ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                              9,931,747              8,025,304
    Proceeds from advances under line of Credit                                  --                205,000
    Proceeds from FHLB advance                                            1,800,000
    Repayment of notes payable                                                   --               (693,152)
    Purchase of Treasury stock                                               (1,060)
    Repayment of advances from organizers                                        --                (80,000)
    Net proceeds from sale of common stock                                       --              9,578,457
                                                                       ------------           ------------
         Net cash provided by financing activities                       11,730,687             17,035,609
                                                                       ------------           ------------
    Net increase in cash                                                  1,366,132                450,930
    Cash and due from banks at beginning of period                          949,326                  5,220
                                                                       ------------           ------------
    Cash and due from banks at end of period                           $  2,315,458           $    456,150
                                                                       ============           ============

SUPPLEMENTAL DISCLOSURE
    Cash paid for interest                                             $    796,450           $     17,240
                                                                       ============           ============

NON-CASH TRANSACTION
    Unrealized losses on securities available for sale                 $     69,282           $         --
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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


FINANCIAL CONDITION

At June 30, 2000 the Company's assets increased $11,649,000 from the December 31, 1999 amount to $48,391,000, an increase of 31.7%. Loans increased to $28,774,000 from the year-end amount of $19,308,000. This is an increase of $9,466,000 or 49.0%. The increase in assets was primarily funded by increased deposits. Total deposits at June 30, 2000 increased $9,931,000 to $37,950,000. Additionally, in late June, the bank obtained a $1,800,000 advance from the Federal Home Loan Bank. This advance is at a fixed rate and has fixed principal reductions over its 60 month term. It is collateralized by investment securities owned by the bank.

There were no related party loans that were considered nonperforming at June 30, 2000. At June 30, 2000 the Company had $3,000 in non-accruing loans outstanding.

RESULTS OF OPERATIONS

Earnings for the first half of the year were $25,336. Primary and fully diluted earnings per share for the first six months were $0.02 per share. Comparisons with the results of operations for the prior would not be meaningful as during 1999 the Company was still in its development stage. The Company commenced banking operations on April 28, 1999.

The growth in earning assets is reflected in the earnings for the current year. Interest and fees on loans for the current year was $1,128,000. This amount should continue to increase proportionately as the loans increase. Total interest expense is $759,000 and is increasing as the deposit base of the bank increases. The resulting net interest income for the current year is $839,000. This represents a net interest margin of 4.32%. In order to improve profitability, the bank must continue to increase this margin.

The provision for loan losses of $94,000 represents the expense recognized by the Company during the current year to provide for potential future loan losses by replenishing the allowance for loan losses. At June 30, 2000 the allowance for loan losses was $391,000. This represents 1.34% of total loans outstanding.

During the second quarter of 2000, the Company initiated two new services to its customers. The Bank hired a full time registered representative to provide full service and discount brokerage services. Additionally, the Bank hired a mortgage originator to provide traditional mortgage financing to its customers. Both of these services will provide additional non-interest income. However, since both started during the second quarter, they have not yet reached their full potential in terms of income generation. The net effect is that these new services caused a slight increase in non-interest expense during the second quarter.



CAPITAL

The following table presents the Company's regulatory capital position as of June 30, 2000.

        Tier 1 Capital Ratio, actual                 26.83%
        Tier 1 Capital minimum requirement            4.00%

        Tier 2 Capital Ratio, actual                 28.06%
        Tier 2 Capital minimum requirement            8.00%

        Leverage Ratio                               19.22%
        Leverage Ratio minimum requirement            4.00%

The Company's capital ratios will continue to decrease as it continues to grow; the current amounts of capital are expected to be adequate for the foreseeable future.


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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         On April 24, 2000, the Company held its annual meeting of shareholders at which the following director nominees were elected to a three-year term by the votes indicated:

               Directors             Votes For              Votes Withheld
               ---------             ---------              --------------
        Charles M. Jones, III        1,017,175                  32,755
        Van Cise Knowles             1,017,175                  32,755
        Robert E. Lee                1,017,175                  32,755
        Corinne C. Martin            1,017,175                  32,755
        William F. McAfee            1,017,175                  32,755

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



                       COMMUNITY CAPITAL BANCSHARES, INC.



  August 11, 2000                               /s/ Robert E. Lee
----------------------                       ---------------------------
        Date                                 Robert E. Lee,
                                             President



  August 11, 2000                              /s/ David J. Baranko
----------------------                       ---------------------------
        Date                                 David J. Baranko
                                             Chief Financial Officer
                                             (Duly authorized officer
                                             and principal financial/
                                             accounting officer)