Form 10QSB
period 2000-09-30
COMMUNITY CAPITAL BANCSHARES INC
filed 2000-11-14
CIK 1074369

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 2000

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

                    P.O. Drawer 71269, Albany, Georgia 31708
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (229) 446-2265
                                 ----- --------
              (Registrant's telephone number, including area code)

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

Yes [X]    No  [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 2000:
         1,049,403 SHARES

Transitional Small Business Disclosure Format (check one):
Yes [ ]    No [X]

PART I - FINANCIAL INFORMATION                                          Page No.
                                                                        --------
ITEM 1.   Financial Statements

          Consolidated Balance Sheets (unaudited)                          3

          Consolidated statements of operations (unaudited)                4

          Consolidated statements of comprehensive Income (loss)
           (unaudited)                                                     5

          Consolidated Statements of Cash Flows (unaudited)                6

Item 2.   Management's Discussion and Analysis of
            Financial Condition and results of operations                  8


PART II - OTHER INFORMATION

ITEM 2.   Changes in Securities and use of proceeds                       10

ITEM 5.   Other Matters                                                   10

ITEM 6.   Exhibits and reports on Form 8-K:                               10

                COMMUNITY CAPITAL BANCSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                          September 30, 2000    December 31, 1999
                                                                          ------------------    -----------------
ASSETS
Cash and due from banks                                                     $    1,139,154       $      949,326
Federal funds sold                                                                      --              810,000
Securities available for sale                                                   13,412,664           13,351,772
Loans                                                                           33,917,166           19,607,865
Less allowance for loan losses                                                     420,037              300,000
                                                                            --------------       --------------
     Loans, net                                                                 33,497,129           19,307,865
Premises and equipment                                                           2,696,990            1,910,055
Other assets                                                                       614,666              412,437
                                                                            --------------       --------------
                                                                            $   51,360,603       $   36,741,455
                                                                            ==============       ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Non-interest bearing demand                                            $    4,731,551       $    2,925,670
     Interest bearing demand and savings                                        13,534,983            8,808,195
     Time deposits over $100,000                                                 5,347,215            4,888,828
     Other time deposits                                                        16,541,528           11,395,227
                                                                            --------------       --------------
          Total deposits                                                        40,155,277           28,017,920
Federal funds purchased                                                            660,000
Federal Home Loan Bank advance                                                   1,708,474                   --
Other liabilities                                                                  148,783              155,409
                                                                            --------------       --------------
     TOTAL LIABILITIES                                                          42,672,534       $   28,173,329
                                                                            --------------       --------------

SHAREHOLDERS' EQUITY
Preferred Stock, par value not stated; 2,000,000 shares
authorized; no shares issued                                                $           --       $           --
Common Stock, $1.00 par value, 10,000,000 shares authorized;
1,050,000 shares issued                                                          1,050,000            1,050,000
Capital surplus                                                                  8,538,483            8,538,483
Accumulated deficit                                                               (871,216)            (973,154)
Accumulated other comprehensive loss                                               (23,200)             (47,203)
Treasury stock, 597 shares and 0 shares respectively                                (5,998)                  --
                                                                            --------------       --------------
       TOTAL SHAREHOLDERS' EQUITY                                                8,688,069            8,568,126
                                                                            --------------       --------------
                                                                            $   51,360,603       $   36,741,455
                                                                            ==============       ==============


See Notes to Consolidated Financial Statements

                   COMMUNITY CAPITAL BANCSHARES AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Three months ended                Nine months ended
                                                                -----------------------------    -----------------------------
                                                                September 30,   September 30,    September 30,   September 30,
                                                                    2000            1999             2000            1999
                                                                -------------   -------------    -------------   -------------
INTEREST INCOME
   Loans                                                             751,206         230,406        1,878,990         297,333
   Taxable securities                                                216,533          54,040          632,111          97,135
   Deposits in banks                                                   5,353              --            6,778              --
   Federal funds sold                                                 10,396         108,402           63,697         169,767
                                                                ------------    ------------     ------------    ------------
        TOTAL INTEREST INCOME                                        983,488         392,848        2,581,576         564,235
                                                                ------------    ------------     ------------    ------------
INTEREST EXPENSE
   Deposits                                                          457,777         161,069        1,208,908         191,067
   Other borrowed money                                               26,531              97           34,645          11,429
                                                                ------------    ------------     ------------    ------------
        TOTAL INTEREST EXPENSE                                       484,308         161,166        1,243,553         202,496
                                                                ------------    ------------     ------------    ------------
        NET INTEREST INCOME                                          499,180         231,682        1,338,023         361,739
   Provision for loan losses                                          35,000         120,000          129,000         210,000
                                                                ------------    ------------     ------------    ------------
        NET INTEREST INCOME AFTER PROVISION FOR
         LOAN LOSSES                                                 464,180         111,682        1,209,023         151,739
                                                                ------------    ------------     ------------    ------------
OTHER INCOME
   Service charges on deposit accounts                                36,526          11,373           83,749          12,614
   Other service charges, commissions and fees                        54,026           7,685           66,938           9,617
                                                                ------------    ------------     ------------    ------------
        TOTAL OTHER INCOME                                            90,552          19,058          150,687          22,231
                                                                ------------    ------------     ------------    ------------
OTHER EXPENSES
   Salaries and employee benefits                                    255,906         163,623          670,285         410,266
   Equipment and occupancy expense                                    73,437          73,778          195,196         137,604
   Marketing expense                                                  19,007          22,432           56,760          38,177
   Data processing expense                                            32,013          21,707           90,428          44,315
   Administrative expenses                                            60,984          12,731          146,280          34,587
   Loan expenses                                                       8,733              --           14,144              --
   Organizational and preopening expenses                                 --              --               --          27,580
   Other operating expenses                                           28,050          43,276           84,679         110,043
                                                                ------------    ------------     ------------    ------------
        TOTAL OTHER EXPENSES                                         478,130         337,547        1,257,772         802,572
                                                                ------------    ------------     ------------    ------------
        INCOME (LOSS) BEFORE INCOME TAXES                             76,602        (206,807)         101,938        (628,602)
       Income tax expense                                                 --              --               --              --
                                                                ------------    ------------     ------------    ------------
        NET INCOME (LOSS)                                       $     76,602    $   (206,807)    $    101,938    $   (628,602)
                                                                ============    ============     ============    ============

INCOME (LOSS) PER COMMON SHARE                                  $       0.07    $      (0.20)    $       0.10    $      (0.60)
                                                                ============    ============     ============    ============
Weighted average shares outstanding                                1,049,876       1,050,000        1,049,918       1,050,000
                                                                ============    ============     ============    ============

See Notes to Consolidated Financial Statements

                COMMUNITY CAPITAL BANCSHARES, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

                                                                     Three months ended                Nine months ended
                                                                -----------------------------    -----------------------------
                                                                September 30,   September 30,    September 30,   September 30,
                                                                -------------   -------------    -------------   -------------
                                                                    2000           1999              2000            1999
                                                                ------------    ------------     ------------    ------------
NET INCOME (LOSS)                                               $     76,602    $   (206,807)    $    101,938    $   (628,602)
  Other Comprehensive Income:
  Net unrealized holding gains (losses)                              105,651          11,764           36,368          11,764
  Tax effect                                                         (35,921)         (4,000)         (12,365)         (4,000)
                                                                ------------    ------------     ------------    ------------
COMPREHENSIVE INCOME (LOSS)                                     $    146,332    $   (199,043)    $    125,941    $   (620,838)
                                                                ============    ============     ============    ============

See notes to Consolidated financial statements

                       COMMUNITY CAPITAL BANCSHARES, INC.
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 Nine months ended September 30, 2000 and 1999

                                                                                 2000                 1999
                                                                            --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                                   $      101,938       $     (628,602)
        Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation                                                                94,903               41,829
        Provision for loan losses                                                  129,000              210,000
        Imputed interest on advances from Organizers                                    --                1,495
        Increase in interest receivable                                           (160,574)            (192,130)
        Other operating activities                                                 (85,631)              65,009
                                                                            --------------       --------------
             Net cash used in operating activities                                  79,636             (502,399)
                                                                            --------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of property and equipment                                        (881,838)          (1,019,137)
        Net (increase) decrease in Federal funds sold                              810,000           (4,105,000)
        Net increase in loans                                                  (14,318,264)         (13,416,981)
        Proceeds from maturities of securities available for sale                1,497,530            8,000,000
        Purchase of securities available for sale                               (1,497,069)         (15,462,167)
                                                                            --------------       --------------
             Net cash used in Investing activities                             (14,389,641)         (26,003,285)
                                                                            --------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase in deposits                                                12,137,357           18,789,613
        Proceeds from advances under line of Credit                                     --              205,000
        Proceeds from FHLB advance                                               1,800,000
        Increase in Federal funds purchased                                        660,000
        Repayment of other borrowings                                              (91,526)            (697,122)
        Purchase of Treasury stock                                                  (5,998)
        Repayment of advances from organizers                                           --              (80,000)
        Net proceeds from sale of common stock                                          --            9,583,473
                                                                            --------------       --------------
             Net cash provided by financing activities                          14,499,833           27,800,964
                                                                            --------------       --------------
        Net increase in cash                                                       189,828            1,295,280
        Cash and due from banks at beginning of period                             949,326                5,220
                                                                            --------------       --------------
        Cash and due from banks at end of period                            $    1,139,154       $    1,300,500
                                                                            ==============       ==============

SUPPLEMENTAL DISCLOSURE
        Cash paid for interest                                              $    1,240,970       $      133,730
                                                                            ==============       ==============

NON-CASH TRANSACTION
        Unrealized losses (gains) on securities available for sale          $       36,368       $       (7,764)
                                                                            ==============       ==============

See notes to Consolidated Financial Statements

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

The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results of a full year's operations.

The accounting principles followed by the Company and the methods of applying these principles conform with generally accepted accounting principles (GAAP) and with general practices within the banking industry.

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determinations of the allowance for loan losses, the valuations of real estate acquired in connection with or in lieu of foreclosure on loans, and valuation allowances associated with deferred tax assets, the recognition of which are based on future taxable income.


Income Taxes

The Company will be subject to Federal and state income taxes when taxable income is generated. No income taxes have been accrued because of the operating losses incurred during the preopening period.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

FINANCIAL CONDITION

At September 30, 2000 the Company's assets increased $14,620,000 from the December 31, 1999 amount to $51,361,000 an increase of 39.8%. Loans increased to 33,497,000 from the year-end amount of $19,308,000. This is an increase of $14,189,000 or 73.5%. The increase in assets was primarily funded by increased deposits. Total deposits at September 30, 2000 increased $12,137,000 to $40,155,000. Additionally, in late June, the bank obtained a $1,800,000 advance from the Federal Home Loan Bank. This advance is at a fixed rate and has fixed principal reductions over its 60 month term. It is collateralized by investment securities owned by the bank. Federal funds purchased provided additional funding of $660,000.

There were no related party loans that were considered nonperforming at June 30, 2000. At September 30, 2000 the Company had no non-accruing loans outstanding.

RESULTS OF OPERATIONS

Earnings for the nine months were $102,000. Primary and fully diluted earnings per share for the first nine months were $0.10 per share. Comparisons with the results of operations for the prior period would not be meaningful as during 1999 the Company was still in its development stage. The Company commenced banking operations on April 28, 1999.

The growth in earning assets is reflected in the earnings for the current year. Interest and fees on loans for the current year was $1,879,000. This amount should continue to increase proportionately as the loans increase. Total interest expense is $1,244,000 and is increasing as the deposit base of the bank increases. The resulting net interest income for the current year is $1,338,000. This represents a net interest margin of 4.35%. In order to improve profitability, the bank must continue to increase this margin.

The provision for loan losses of $129,000 represents the expense recognized by the Company during the current year to provide for potential loan losses by replenishing the allowance for loan losses. At September 30, 2000 the allowance for loan losses was $420,000. This represents 1.24% of total loans outstanding.

During the second quarter of 2000, the Company initiated two new services to its customers. The Bank hired a full time registered representative to provide full service and discount brokerage services. Additionally, the Bank hired a mortgage originator to provide traditional mortgage financing to its customers. The revenues from these activities are reflected in other service charges, commissions and fees, which was $48,000 for nine months ended September 30, 2000.

CAPITAL

The following table presents the Company's regulatory capital position as of September 30, 2000.

        Tier 1 Capital Ratio, actual                 24.44%
        Tier 1 Capital minimum requirement            4.00%

        Tier 2 Capital Ratio, actual                 25.62%
        Tier 2 Capital minimum requirement            8.00%

        Leverage Ratio                               19.33%
        Leverage Ratio minimum requirement            4.00%

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None


ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
      (A)      EXHIBIT 10.8 - 2000 OUTSIDE DIRECTORS STOCK OPTION PLAN
      (B)      EXHIBIT 10.9 - NON-QUALIFIED STOCK OPTION AGREEMENT - CHAIRMAN
      (C)      EXHIBIT 10.10 - NON-QUALIFIED STOCK OPTION AGREEMENT - R. BISHOP
      (D)      EXHIBIT 27. FINANCIAL DATA SCHEDULE
      (E)      REPORTS ON FORM 8-K
                        None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       COMMUNITY CAPITAL BANCSHARES, INC.



November 13, 2000              /s/ Robert E. Lee
-----------------              ------------------
      Date                     Robert E. Lee,
                               President



November 13, 2000               /s/ David J. Baranko
-----------------               ---------------------
     Date                       David J. Baranko
                                Chief Financial Officer
                                (Duly authorized officer and
                                principal financial / accounting
                                officer )