Form 10KSB
period 2000-12-31
COMMUNITY CAPITAL BANCSHARES INC
filed 2001-03-30
CIK 1074369

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-KSB
(Mark  One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  fiscal  year  ended  DECEMBER  31,  2000
                               -------------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  transition  period  from  ___________  to  ____________

     Commission  file  number               000-25345
                                            ---------

                       COMMUNITY CAPITAL BANCSHARES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                GEORGIA                                58-2413468
     -------------------------------               -------------------
     (State or Other Jurisdiction of                (I.R.S. Employer
      Incorporation or Organization)               Identification No.)

2815  MEREDYTH  DRIVE,  ALBANY,  GEORGIA                    31707
----------------------------------------                  ----------
(Address of Principal Executive Offices)                  (Zip Code)

                                 (229) 446-2265
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, PAR VALUE $1.00

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject  to  such  filing requirements for past 90 days.   Yes   X    No
                                                                ---       ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $3,949,517
                                                                   ---------

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: THE AGGREGATE NUMBER OF SHARES OF THE COMPANY'S COMMON STOCK HELD BY NON-AFFILIATES AS OF MARCH 27, 2001 WAS 1,050,930. THE AGGREGATE MARKET VALUE OF THESE SHARES AS OF MARCH 27, 2001 WAS 7,598,224 BASED ON THE NASDAQ SMALLCAP MARKET CLOSING PRICE OF $7.23.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,463,785 AS OF MARCH 27, 2001.

     Transitional Small Business Disclosure format (check one):  Yes     No  X
                                                                     ---    ---

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2000, are incorporated by reference into Parts I and II. Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held April 23, 2001, are incorporated by reference into Part III.

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
PART I. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1

  ITEM 1.   DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . .     1

  ITEM 2.   DESCRIPTION OF PROPERTIES . . . . . . . . . . . . . . . . . .    13

  ITEM 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . .    13

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . .    13

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

  ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . .    13

  ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . .    14

  ITEM 7.   FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . .    14

  ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . . . .    14

PART III. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14

  ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT . . . . . .    14

  ITEM 10.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . .    15

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . . . .    15

  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . .    15

  ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB. . . . . . . . . .    15

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

                               ALBANY BANK & TRUST

GENERAL

     Albany Bank & Trust was chartered as a national bank under the laws of the United States and began business as a full-service commercial bank on April 28, 1999. Albany Bank & Trust's lending services include consumer loans to individuals, commercial loans to small- to medium-sized businesses and professional concerns and real estate-related loans. Albany Bank & Trust offers a broad array of competitively priced deposit services including demand deposits, regular savings accounts, money market deposits, certificates of deposit and individual retirement accounts. To complement our lending and deposit services, we also provide cash management services, safe-deposit boxes, travelers checks, direct deposit, automatic drafts, and courier services to commercial customers. We offer our services through a variety of delivery systems including our main office, automated teller machines, telephone banking, and Internet banking.

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

MARKET  AREA  AND  COMPETITION

     Albany Bank & Trust is located in Albany, Georgia, and its primary market area is the ten-mile radius surrounding its main office. Albany Bank & Trust draws a majority of its business from its primary market area which includes the majority of Dougherty County and the Southern portion of Lee County. Albany Bank & Trust competes for deposits and loan customers with other financial institutions whose resources are equal to or greater than those available to Albany Bank & Trust and Community Capital. According to information provided by the FDIC, as of June 30, 2000, Dougherty County was served by eight commercial banks with a total of 24 offices in Dougherty County. As of June 30, 2000, the total deposits within Dougherty County for these institutions were approximately $787.9 million, of which approximately $39.9 million were held by Albany Bank & Trust. At December 31, 2000, Albany Bank & Trust's total deposits were $45.8 million. We believe our local ownership and management as well as our focus on personalized service helps us to compete with these institutions and to attract deposits and loans in our market area.

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

     REAL ESTATE LOANS. Albany Bank & Trust makes commercial real estate loans, construction and development loans, and residential real estate loans. These loans include commercial loans where Albany Bank & Trust takes a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but exclude home equity loans, which are classified as consumer loans.

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

          The Bank also offers conventional mortgages to its customers. These loans are pre-qualified for sale in the secondary market prior to closing. These loans are not retained on the Bank's books. The Bank retains a portion of the closing costs and fees as compensation for originating the loan.

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

     INVESTMENTS. In addition to loans, Albany Bank & Trust makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and other obligations of states and municipalities. As of December 31, 2000, investment securities comprised approximately 22% of Albany Bank & Trust's assets, with net loans comprising approximately 64% of Albany Bank &
Trust's assets. Albany Bank & Trust also engages in Federal funds transactions with its principal correspondent banks and primarily acts as a net seller of funds. The sale of Federal funds amounts to a short-term loan from Albany Bank & Trust to another bank.

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

     FINANCIAL SERVICES. This division offers customers a variety of non-deposit investment products such as stocks, mutual funds and annuities that are not FDIC insured. These products give customers an opportunity to diversify their holdings. Primary sources of customers are residents of our market area.

     OTHER BANKING SERVICES. Albany Bank & Trust's other banking services include ATM and MasterCard check cards, direct deposit, travelers checks, cash management services, courier service for commercial customers, bank-by-mail, bank-by-telephone, Internet banking, wire transfer of funds, a night depository and safe deposit boxes.

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

                                    EMPLOYEES

     At December 31, 2000, Community Capital and its subsidiary employed 21 full-time employees and 3 part-time employees. Community Capital considers its relationship with its employees to be excellent.

                           SUPERVISION AND REGULATION

     Both Community Capital and Albany Bank & Trust are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

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

     Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

     Under the Bank Holding Company Act, if adequately capitalized and adequately managed, Community Capital or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for five years. As a result, no bank holding company may acquire control of Community Capital until after the fifth anniversary date of Albany Bank & Trust's incorporation.

     CHANGE IN BANK CONTROL. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

     - The bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

     - No other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

     PERMITTED ACTIVITIES. Since we have not qualified or elected to become a financial holding company, we are generally prohibited under the Bank Holding Company Act, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than:

     -    Banking  or  managing  or  controlling  banks;  and

     - An activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

     Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

     -    Factoring  accounts  receivable;

     - Making, acquiring, brokering or servicing loans and usual related activities;

     -    Leasing  personal  or  real  property;

     - Operating a non-bank depository institution, such as a savings association;

     -    Trust  company  functions;

     -    Financial  and  investment  advisory  activities;

     -    Conducting  discount  securities  brokerage  activities;

     - Underwriting and dealing in government obligations and money market instruments;

     -    Providing  specified  management consulting and counseling activities;

     -    Performing  selected  data  processing  services and support services;

     - Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

     -    Performing  selected  insurance  underwriting  activities.

     Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

     Generally, if Community Capital qualifies and elects to become a financial holding company, it may engage in activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

     -    Lending,  trust  and  other  banking  activities;

     - Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

     -    Providing  financial,  investment,  or  advisory  services;

     - Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

     -    Underwriting,  dealing  in  or  making  a  market  in  securities;

     - Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

     - Foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

     -    Merchant  banking  through  securities  or  insurance  affiliates; and

     -    Insurance  company  portfolio  investments.

     To qualify to become a financial holding company, Albany Bank & Trust and any other depository institution subsidiary of Community Capital must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, Community Capital must file and election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity. Although we are eligible to elect to become a financial holding company, we currently have no plans to make such an election .

     SUPPORT OF SUBSIDIARY INSTITUTIONS. Under Federal Reserve policy, Community Capital is expected to act as a source of financial strength for Albany Bank & Trust and to commit resources to support Albany Bank & Trust. This support may be required at times when, without this Federal Reserve policy, Community Capital might not be inclined to provide it. In addition, any capital loans made by Community Capital to Albany Bank & Trust will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of Community Capital's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of Albany Bank & Trust will be assumed by the bankruptcy trustee and entitled to a priority of payment.

ALBANY  BANK  &  TRUST

     Since Albany Bank & Trust is chartered as a national bank, it is primarily subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the Office of the Comptroller of the Currency. The Office of the Comptroller of the Currency regularly examines Albany Bank & Trust's operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The
Office  of  the  Comptroller  of  the Currency also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, Albany Bank & Trust's deposits are insured by the FDIC to the maximum extent provided by law. Albany Bank & Trust is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

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

     PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category. At December 31, 2000, we qualified for the well-capitalized category.

     An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.96 cents per $100 of deposits for the first quarter of 2001.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

     COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on Albany Bank & Trust. Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, we are subject to a Community Reinvestment Act examination only once every 60 months if we receive an outstanding rating, once every 48 months if we receive a satisfactory rating and as needed if our rating is less than satisfactory. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

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

     The  deposit  operations  of  Albany  Bank  &  Trust  are  subject  to:

     - The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

     - The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

CAPITAL  ADEQUACY

     Community Capital and Albany Bank & Trust are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of Community Capital, and the Office of the Comptroller of the Currency, in the case of Albany Bank & Trust. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Since Community Capital's consolidated total assets are less than $150 million, under the Federal Reserve's capital guidelines, our capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis. Albany Bank & Trust is also subject to risk-based and leverage capital requirements adopted by the Office of the Comptroller of the Currency, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2000 our ratio of total capital to risk-weighted assets was 22.11% and our ratio of Tier 1 Capital to risk-weighted assets was 21.00%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2000, our leverage ratio was 18.44%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

     Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "-Prompt Corrective Action."

PAYMENT  OF  DIVIDENDS

     Community Capital is a legal entity separate and distinct from Albany Bank & Trust. The principal sources of Community Capital's cash flow, including cash flow to pay dividends to its shareholders, are dividends that Albany Bank & Trust pays to its sole shareholder, Community Capital. Statutory and regulatory limitations apply to Albany Bank & Trust's payment of dividends to Community Capital as well as to Community Capital's payment of dividends to its shareholders.

     Albany Bank & Trust is required by federal law to obtain prior approval of the Office of the Comptroller of the Currency for payments of dividends is the total of all dividends declared by our board of directors in any year will exceed (1) the total of Albany Bank & Trust's net profits for that year, plus
(2) Albany Bank & Trust's retained net profits of the preceding two years, less any required transfers to surplus.

     The payment of dividends by Community Capital and Albany Bank & Trust may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of the Office of the Comptroller of the Currency, Albany Bank & Trust were engaged in or about to engage in an unsafe or unsound practice, the Office of the Comptroller of the Currency could require, after notice and a hearing, that Albany Bank & Trust stop or refrain engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "-Prompt Corrective Action" above.

RESTRICTIONS  ON  TRANSACTIONS  WITH  AFFILIATES

     Community  Capital and Albany Bank & Trust are subject to the provisions of
Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

     -    A  bank's  loans  or  extensions  of  credit  to  affiliates;

     -    A  bank's  investment  in  affiliates;

     - Assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

     - Loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

     - A bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.

     The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. Albany Bank & Trust must also comply with other provisions designed to avoid the taking of low-quality assets.

     Community Capital and Albany Bank & Trust are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

     Albany Bank & Trust is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

PRIVACY

     Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

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

EFFECT  OF  GOVERNMENTAL  MONETARY  POLICES

     Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

                        SELECTED STATISTICAL INFORMATION

     The responses to this section of Item I are included in the Company's Annual Report to Shareholders under the heading "Selected Statistical Information" at pages 7 through 12, and are incorporated herein by reference.

ITEM  2.  DESCRIPTION  OF  PROPERTIES

     Community Capital's executive offices and Albany Bank & Trust is located at 2815 Meredyth Drive in Albany, Georgia in Dougherty County. On November 20,
1998, Community Capital purchased approximately two acres of land at 2815 Meredyth Drive at a purchase price of $315,000. Construction of the permanent bank building was complete in March 2000. The total construction costs for the building were approximately $1.4 million. The bank building is a two-story, Colonial style building consisting of approximately 10,700 square feet, four drive-up widows and one automated teller machine.

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


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

                                     PART II

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The response to this Item is partially included in Community Capital's Annual Report to Shareholders at page 35 and is incorporated herein by reference.

     During fiscal year 2000, Community Capital granted options to purchase 12,569 shares, of its common stock, $1.00 par value, to selected employees as compensation for their services to Albany Bank & Trust and Community Capital. The following table sets forth information regarding the option grants:

                   NUMBER OF          NUMBER OF SHARES
DATE ISSUED     OPTIONS GRANTED  SUBJECT TO OPTIONS GRANTED  EXERCISE PRICE
--------------  ---------------  --------------------------  ---------------
April 24, 2000               14                         427  $          7.00
April 11, 2000                1                      12,142  $          7.00
                ---------------  --------------------------
   2000 TOTAL                15                      12,569

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The response to this Item is included in Community Capital's Annual Report to Shareholders under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," at pages 1 through 6, and is incorporated herein by reference.

ITEM  7.  FINANCIAL  STATEMENTS

     The following financial statements are included in Community Capital's Annual Report to Shareholders at pages 13 through 34, and are incorporated herein by reference.

     Independent  Auditors'  Report

     Consolidated  balance  sheets

     Consolidated  statements  of  operations

     Consolidated  statements  of  comprehensive  income  (loss)

     Consolidated  statements  of  stockholders'  equity

     Consolidated  statements  of  cash  flows

     Notes  to  consolidated  financial  statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not  Applicable.


                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

     The responses to this Item are included in Community Capital's Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2001, under the following headings, and are incorporated herein by reference.

     Proposal One: Election of Directors - Class II Director Nominees, - Continuing Class III Directors and - Continuing Class I Directors" at pages 3 through 4;

     "Executive  Officers,"  at  page  6;

     "Section  16(a)  Beneficial  Ownership  Reporting  Compliance,"  at page 9.

ITEM  10.  EXECUTIVE  COMPENSATION

     The responses to this Item are included in Community Capital's Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2001, under the heading, "Compensation" at pages 6 through 7, and are incorporated herein by reference.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The responses to this Item are included in Community Capital's Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2001, under the heading, "Security Ownership of Certain Beneficial Owners," at page 8, and is incorporated herein by reference.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The responses to this Item are included in Community Capital's Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2001, under the headings, "Certain Relationships and Related Transactions," at page 9, and "Compensation" at pages 6 through 7, and are incorporated herein by reference.

ITEM  13.  EXHIBITS,  LISTS  AND  REPORTS  ON  FORM  8-K

     (a)     Exhibits

Exhibit
Number    Exhibit
--------  -------

   3.1    Articles  of  Incorporation.(1)

   3.2    Bylaws.(1)

   4.1 Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

   10.1 Purchase Agreement for main office property dated November 20, 1998.(2)

   10.2 Agreement between Albany Bank & Trust and LRA Constructors, Inc. dated May 17, 1999 for the construction of the main office building.(3)

-----------------------------
(1) Incorporated herein by reference to exhibit of same number in Community Capital's Registration Statement on Form SB-2, Registration No. 333-68307, filed December 3, 1998.
(2) Incorporated herein by reference to exhibit of same number in Community Capital's Amendment No. 1 to Registration Statement on Form SB-2, Registration No. 333-68307, filed February 2, 1999.
(3) Incorporated herein by reference to Exhibit 10.1 in Community Capital's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.

   10.3* Amended and Restated Employment Agreement dated August 19, 1998, among Albany Bank & Trust, N.A. (In Organization), Community Capital Bancshares, Inc. and Robert E. Lee(1) and the Form of Amendment thereto.(2)

   10.4* Employment Agreement dated October 1, 1998, among Albany Bank & Trust, N.A. (In Organization), Community Capital Bancshares, Inc. and David C. Guillebeau, as amended November 9, 1998(1) and the Form of Second Amendment thereto.(1)

   10.5 Form of Community Capital Bancshares, Inc. Organizers' Warrant Agreement.(2)

   10.6* Community Capital Bancshares, Inc. Amended and Restated 1998 Stock Incentive Plan.(4)

   10.7* Form of Community Capital Bancshares, Inc. Incentive Stock Option Award.(1)

   13.1 Community Capital Bancshares, Inc. 2000 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, Community Capital's 2000 Annual Report to Shareholders is not deemed to be filed as part of this Report.

   22.1   Subsidiaries  of  Community  Capital  Bancshares,  Inc.(1)

   24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

     (b)     Reports  on  Form  8-K  filed in the fourth quarter of 2000:   None

-----------------------------
*    Compensatory  plan  or  arrangement.
(1) Incorporated herein by reference to exhibit of same number in Community Capital's Registration Statement on Form SB-2, Registration No. 333-68307, filed December 3, 1998.
(2) Incorporated herein by reference to exhibit of same number in Community Capital's Amendment No. 1 to Registration Statement on Form SB-2, Registration No. 333-68307, filed February 2, 1999.
(4) Incorporate by reference to exhbit of same number in Community Capital's Amendment No. 2 to Registration Statement on Form SB-2, Registration No. 333-68307, filed February 2, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COMMUNITY  CAPITAL  BANCSHARES,  INC.



                                   By: /s/ Robert  E.  Lee
                                       --------------------
                                       Robert  E.  Lee
                                       President


                                   Date:  March  28,  2001



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

Signature                              Title                   Date
--------------------------  ----------------------------  --------------

                            Director
--------------------------
Robert M. Beauchamp

                            Director
--------------------------
Bennett D. Cotten, Jr.

/s/ Glenn A. Dowling        Director                      March 28, 2001
--------------------------
Glenn A. Dowling

                            Director
--------------------------
Mary Helen Dykes

/s/ Charles M. Jones        Chairman of the Board         March 28, 2001
--------------------------
Charles M. Jones, III       and Chief Executive Officer

/s/ Van Cise Knowles        Director                      March 28, 2001
--------------------------
Van Cise Knowles

/s/ C. Richard Langley      Director                      March 28, 2001
--------------------------
C. Richard Langley

/s/ Robert E. Lee           Director and President        March 28, 2001
--------------------------
Robert E. Lee               (Principal Executive
                            Officer)

/s/ Corrine C. Martin       Director                      March 28, 2001
--------------------------
Corinne C. Martin

/s/ William F. McAfee       Director                      March 28, 2001
--------------------------
William F. McAfee

/s/ Mark M. Shoemaker       Director                      March 28, 2001
--------------------------
Mark M. Shoemaker

/s/ Jane Anne D. Sullivan   Director                      March 28, 2001
--------------------------
Jane Anne D. Sullivan

/s/ John P. Ventulett, Jr.  Director                      March 28, 2001
--------------------------
John P. Ventulett, Jr.

/s/ Lawrence B. Willson     Director                      March 28, 2001
--------------------------
Lawrence B. Willson

/s/ James D. Woods          Director                      March 28, 2001
--------------------------
James D. Woods

/s/ David J. Baranko        Chief Financial Officer       March 28, 2001
--------------------------
David J. Baranko            (Principal Financial and
                            Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

Exhibit
 Number   Exhibit
--------  -------

   3.1    Articles  of  Incorporation.(1)

   3.2    Bylaws.(1)

   4.1 Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

   10.1 Purchase Agreement for main office property dated November 20, 1998.(2)

   10.2 Agreement between Albany Bank & Trust and LRA Constructors, Inc. dated May 17, 1999 for the construction of the main office building.(3)

   10.3* Amended and Restated Employment Agreement dated August 19, 1998, among Albany Bank & Trust, N.A. (In Organization), Community Capital Bancshares, Inc. and Robert E. Lee(1) and the Form of Amendment thereto.(2)

   10.4* Employment Agreement dated October 1, 1998, among Albany Bank & Trust, N.A. (In Organization), Community Capital Bancshares, Inc. and David C. Guillebeau, as amended November 9, 1998(1) and the Form of Second Amendment thereto.(1)

   10.5 Form of Community Capital Bancshares, Inc. Organizers' Warrant Agreement.(2)

   10.6* Community Capital Bancshares, Inc. Amended and Restated 1998 Stock Incentive Plan.(4)

   10.7* Form of Community Capital Bancshares, Inc. Incentive Stock Option Award.(1)

   13.1 Community Capital Bancshares, Inc. 2000 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, Community Capital's 2000 Annual Report to Shareholders is not deemed to be filed as part of this Report.

   22.1   Subsidiaries  of  Community  Capital  Bancshares,  Inc.(1)

   24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

     (b)     Reports  on  Form  8-K  filed in the fourth quarter of 2000:   None

-----------------------------
*    Compensatory  plan  or  arrangement.
(1) Incorporated herein by reference to exhibit of same number in Community Capital's Registration Statement on Form SB-2, Registration No. 333-68307, filed December 3, 1998.
(2) Incorporated herein by reference to exhibit of same number in Community Capital's Amendment No. 1 to Registration Statement on Form SB-2, Registration No. 333-68307, filed February 2, 1999.
(3) Incorporated herein by reference to Exhibit 10.1 in Community Capital's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.
(4) Incorporate by reference to exhbit of same number in Community Capital's Amendment No. 2 to Registration Statement on Form SB-2, Registration No. 333-68307, filed February 2, 1999.