Form 10QSB
period 2001-03-31
COMMUNITY CAPITAL BANCSHARES INC
filed 2001-05-15
CIK 1074369

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended  March 31, 2001
                                        --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT 1934 For the transition period from _______ to _______


                       Commission File Number:   000-25345
                                                 ---------


                       COMMUNITY CAPITAL BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                    Georgia                              58-2413468
         ------------------------------                -------------
        (State or other jurisdiction of                (IRS Employer
         Incorporation or organization)              Identification No.)

                    P.O. Drawer 71269, Albany, Georgia 31708
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (229) 446-2265
                                 --------------
              (Registrant's telephone number, including area code)

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
     1,462,356  SHARES

Transitional  Small  Business  Disclosure  Format  (check one):
Yes          No  X
    ---         ---

PART  I  -  FINANCIAL  INFORMATION                                     Page  No.
                                                                       ---------

ITEM  1.  Financial  Statements

          Consolidated  balance  sheets  (unaudited)  as  of
            December  31,  2000  and  March  31,  2001                       3

          Consolidated  statement  of  operations  (unaudited)
            for  the  three  months  ended  March  31,  2000 and 2001        4

          Consolidated statement of comprehensive income (loss) (unaudited)
            for the three months ended  March  31, 2000 and 2001             5

          Statement  of  cash  flows  (unaudited)  for  the
            three  months  ended  March  31,  2000  and  2001                6

Item  2.  Management's  Discussion  and  Analysis  of
            Financial  Condition  and  results  of  operations               8


PART  II  -  OTHER  INFORMATION

ITEM  2.  Changes  in  Securities  and  use  of  proceeds                   11
ITEM  4.  Submission  of  matters  to  a  vote  of  Security Holders        11

ITEM  5.  Other  Matters                                                    11

ITEM  6.  Exhibits  and  reports  on  Form  8-K:                            11

                                    COMMUNITY CAPITAL BANCSHARES, INC.
                                              AND SUBSIDIARY
                                 CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                          (Dollars in thousands)


                                                                      March 31,2001    December 31, 2000
                                                                     ---------------   ------------------

ASSETS
------
Cash and due from banks                                              $        4,085   $            3,392
Federal funds sold                                                            6,654                1,180
Securities available for sale                                                14,340               13,154
Loans                                                                        46,172               38,625
Less allowance for loan losses                                                  535                  460
                                                                     ---------------  -------------------
     Loans, net                                                              45,637               38,165
Premises and equipment                                                        2,640                2,676
Other assets                                                                    724                  628
                                                                     ---------------  -------------------
                                                                             74,080   $           59,195
                                                                     ===============  ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits
     Non-interest bearing                                            $        5,462   $            4,470
     Interest bearing                                                        55,143               41,325
                                                                     ---------------  -------------------
          Total deposits                                                     60,605               45,795
Other borrowings                                                              4,525                4,617
Other liabilities                                                               280                  243
                                                                     ---------------  -------------------
     TOTAL LIABILITIES                                                       65,410               50,655
                                                                     ---------------  -------------------

Shareholders' equity
Preferred Stock, par value not stated; 2,000,000 shares authorized;
   no shares issued                                                  $           --   $               --
Common Stock, $1.00 par value, 10,000,000 shares authorized;
   1,499,560 shares issued                                                    1,500                1,500
Capital surplus                                                               8,085                8,085
Accumulated deficit                                                            (784)                (865)
Accumulated other comprehensive income                                          116                   50
Less cost of treasury stock, 37,204 shares as of March 31, 2001
and 34,490 shares as of December 31, 2000                                      (247)                (230)
                                                                     ---------------  -------------------
       TOTAL SHAREHOLDERS' EQUITY                                             8,670                8,540
                                                                     ---------------  -------------------
                                                                             74,080   $           59,195
                                                                     ===============  ===================

                       COMMUNITY CAPITAL BANCSHARES, INC.
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                   Three months ended March 31, 2000 and 2001
                (Dollars in thousands, except earnings per share)


                                                                2001   2000
                                                               ------  -----
INTEREST INCOME
     Loans                                                     $  998  $ 497
     Investment securities                                        267    211
     Deposits in banks                                             10      1
     Federal funds sold                                            29     39
                                                               ------  -----
          TOTAL INTEREST INCOME                                 1,304    748
                                                               ------  -----
INTEREST EXPENSE
     Deposits                                                     613    361
     Other borrowed money                                          70    - -
                                                               ------  -----
         TOTAL INTEREST EXPENSE                                   683    361
                                                               ------  -----
         NET INTEREST INCOME                                      621    387
Provision for loan losses                                          87     48
                                                               ------  -----
         NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      534    339
                                                               ------  -----
OTHER INCOME
     Service charges on deposit accounts                           54     16
     Other service charges, commissions and fees                   84      5
                                                               ------  -----
                                                                  138     21
                                                               ------  -----
OTHER EXPENSES
     Salaries and employee benefits                               325    194
     Equipment and occupancy expenses                              80     49
     Marketing expenses                                            17     16
     Data processing expenses                                      34     30
     Administrative expenses                                       84     38
     Loan expenses                                                  8      2
     Other expenses                                                43     28
                                                               ------  -----
         TOTAL EXPENSES                                           591    357
                                                               ------  -----
INCOME (LOSS) BEFORE INCOME TAXES                                  81      3
Income tax expense                                                 --     --
                                                               ------  -----
NET INCOME                                                     $   81  $   3
                                                               ======  =====
PRIMARY INCOME PER COMMON SHARE (1,463,778 weighted            $  .06  $.005
average shares used in calculation)                            ======  =====
FULLY DILUTED INCOME PER COMMON SHARE (1,471,237               $  .05  $.005
weighted average shares used in calculation)                   ======  =====

                          COMMUNITY CAPITAL BANCSHARES, INC.
                                    AND SUBSIDIARY
            SOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
                      Three months ended March 31, 2000 and 2001
                                (Dollars in thousands)


                                                                        2001    2000
                                                                        -----  ------
NET INCOME (LOSS)                                                       $  81  $   3
Other comprehensive loss
     Net unrealized holding gains (losses) arising during period, net
of tax expense (benefit) of   $30,000 in 2001 and $(24,000) in 2000        66    (46)
                                                                        -----  ------
 COMPREHENSIVE INCOME (LOSS)                                            $ 147  $ (43)
                                                                        =====  ======

                       COMMUNITY CAPITAL BANCSHARES, INC.
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   Three Months Ended March 31, 2000 and 2001
                             (Dollars in thousands)


                                                       2001       2000
                                                     ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $     81   $     3
  Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation                                             39        12
  Provision for loan losses                                87        48
  Increase in interest receivable                         (74)      (99)
  Other operating activities                              (57)      (41)
                                                     ---------  --------
       Net cash used in operating activities               76       (77)
                                                     ---------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                       (4)     (368)
  Net increase in Federal funds sold                   (5,474)   (2,350)
  Net increase in loans                                (7,559)   (4,691)
  Proceeds from maturities of securities available
  for sale                                              4,852       522
  Purchase of securities available for sale            (5,899)     (493)
                                                     ---------  --------
       Net cash used in Investing activities          (14,084)   (7,380)
                                                     ---------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                             14,810     8,000
  Proceeds from advances under line of credit
  Repayment of other borrowings                           (92)      - -
  Purchase of treasury stock                              (17)       (1)
                                                     ---------  --------
       Net cash provided by financing activities       14,701     7,999
                                                     ---------  --------
  Net increase in cash                                    693       542
  Cash and due from banks at beginning of period        3,392       949
                                                     ---------  --------
  Cash and due from banks at end of period           $  4,085   $ 1,491
                                                     =========  ========

SUPPLEMENTAL DISCLOSURE
  Cash paid for interest                             $    662   $   361
                                                     =========  ========

NON-CASH TRANSACTION
  Unrealized (gains) losses on securities available
  for sale                                           $     96   $   (71)
                                                     =========  ========

                       COMMUNITY CAPITAL BANCSHARES, INC.
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS

NOTE  1.  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

NATURE  OF  BUSINESS

Community Capital Bancshares, Inc. (the "Company") is a bank holding company whose business is conducted by its wholly-owned subsidiary, Albany Bank & Trust (the "Bank"). The Bank is a commercial bank located in Albany, Georgia. The
Bank provides a full range of banking services in its primary market area of Dougherty County and the surrounding counties. The Bank commenced its banking operations on April 28, 1999.

BASIS  OF  PRESENTATION

The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and accounts are eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred taxes.

The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results of a full year's operations.

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

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the March 31, 2001 Form 10-QSB and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-KSB for the year ended December 31, 2000.

FINANCIAL  CONDITION

As of March 31, 2001 the Company's total assets were $74,080,000 representing an increase of $14,885,000 or 25.15% from December 31, 2000. Earning assets consist of Federal funds sold, Investment securities and Loans. These assets provide the majority of the Company's earnings. The mix of earning assets is a reflection of management's philosophy regarding earning versus risk. Federal funds sold represent an overnight investment of funds and can be converted immediately to cash. At March 31, 2001, Federal funds sold were $6,654,000 as compared to the year-end amount of $1,180,000. This is an increase of $5,474,000.

Investment securities consist of U.S. Government and Agency securities. These investments are used to provide fixed maturities and as collateral for advances and large public fund deposits. During the first quarter, investment securities increased $1,186,000. All securities are classified as available for sale under FASB 115 and are carried at current market values.

The loan portfolio is the largest earning asset and is the primary source of earnings for the Company. At March 31, 2001 net loans were $45,637,000. The loan portfolio increased $7,472,000 or 19.58% during the first quarter. At March 31, 2001, the Allowance for loan losses was $535,000 or 1.16% of total loans. Management believes that this is an adequate but not excessive amount based upon the composition of the current loan portfolio and current economic conditions. The relationship of the Allowance to total loans will vary over time based upon Management's evaluation of the loan portfolio. Management evaluates the adequacy of the Allowance on a monthly basis and adjusts it accordingly by a monthly charge to earnings using the provision for loan losses. During the first quarter of 2001, the provision for potential loan losses was $87,000 as compared to the 2000 amount of $48,000.

Non-earning assets consist of Premises and equipment, and Other Assets. Premises and equipment decreased during the quarter as a result of depreciation of these assets. Other assets consist primarily of accrued interest receivable and increased $96,000 as a result of the larger loan portfolio upon which to accrue interest.

The company funds its assets primarily through deposits from customers. Additionally, it will borrow funds from other sources to provide longer term fixed rate funding for its assets. The Company must pay interest on the majority of these funds and attempts to price these funds competitively in the market place but at a level that it can safely re-invest the funds profitably. At March 31, 2001, total deposits were $60,605,000 as compared to the year-end amount of $45,795,000. This is an increase of $14,810,000 or 32.34%.

Interest  bearing  deposits  are  comprised  of  the  following  categories:

                                       March 31, 2001   December 31, 2000
                                      ---------------  ------------------
Interest bearing demand and savings   $    21,849,000  $       15,176,000
Certificates of deposit in
denominations of $100,000 or greater       11,809,000           8,449,000
Other Certificates of deposit              21,485,000          17,700,000
                                      ---------------  ------------------
     Total                            $    55,143,000  $       41,325,000
                                      ===============  ==================

Other borrowings consist of Federal Home Loan Bank advances and are secured by investment securities owned by the Company. No new advances were obtained during the current quarter.

CAPITAL  ADEQUACY

The following table presents the Company's regulatory capital position as of March 31, 2001.

     Tier  1  Capital  Ratio,  actual               17.85%
     Tier  1  Capital  minimum  requirement          4.00%

     Tier  2  Capital  Ratio,  actual               18.95%
     Tier  2  Capital  minimum  requirement          8.00%

     Leverage  Ratio                                13.45%
     Leverage  Ratio  minimum  requirement           4.00%

The Company's ratios are well above the required regulatory minimums and provide a sufficient basis to support future growth of the Company.

RESULTS  OF  OPERATIONS

Net income for the current year is $81,000 as compared to the 2000 amount of $3,000. The increased net income was a result of an overall increase in the company's net interest income and increased non-interest income.

Total interest income increased $556,000 or 74.33% from the previous year. This was the result of increased interest income on loans, which increased $501,000. The increase in income was the direct result of the larger loan portfolio in the current year.

Interest expense for 2001 was $683,000. This is the major expense item for the company and increased $322,000 over the previous year. The reason for this increase was the increased volume of deposits and borrowings in the current year.

Net interest income after the provision for loan losses was $534,000 in 2001 as compared to the 2000 amount of $339,000. This is an increase of $195,000 or 57.52%. Again the improved earnings are the result of a larger volume in all categories of earning assets and paying liabilities during 2001. Management intends to continue to increase the size of the Company, but the current rate of increase should not be expected for all future periods.

Other income increased $117,000 to $138,000 in 2001. Service charges on deposit accounts increased $38,000 or 237.5% due to the larger number of deposit accounts. The increase in Other service charges, commissions and fees is attributable to the addition of two new departments since the previous year. In the second quarter of 2000 the Company added Financial Services and Mortgage origination as additional services to its customers. In 2001 these two areas generated $72,000 of additional income for the Company.

Non-interest expense increased $234,000 to $591,000 in 2001. This is an increase of 65.54%. The largest area of increase was in the Salary and employee benefits category. This expense item was $325,000 in the current year as compared to the 2000 amount of $194,000. This is an increase of $131,000 or 67.52%. The growth in this expense item is due to the increased staffing required to properly serve the Company's customers and increased staffing for the two additional areas of service.

Equipment and occupancy expense increased $31,000 over the prior year. This increase is the result of higher maintenance costs on equipment and expenses attributable to the new main office facility which was completed and occupied late in the first quarter of 2000. Administrative expenses were $84,000 in the current year as compared to $38,000 in 2000. The increase in this area is the result of increases in supply expense and legal, audit and other professional costs during the current year. These increases are to be expected in a growth situation.

Fully diluted net income per share for the current year is $0.05 and increased $0.045 from the previous year.




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

          (a) REPORTS  ON  FORM  8-K

          None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              COMMUNITY  CAPITAL  BANCSHARES,  INC.



  May 14, 2001                           /s/  Robert  E.  Lee
---------------                          ------------------------
       Date                              Robert  E.  Lee,
                                         President



  May 14, 2001                           /s/  David  J.  Baranko
---------------                          ------------------------
         Date                            David  J.  Baranko
                                         Chief  Financial  Officer
                                         (Duly authorized officer and
                                         principal financial /accounting
                                         officer)