Form 10QSB
period 2001-06-30
COMMUNITY CAPITAL BANCSHARES INC
filed 2001-08-14
CIK 1074369

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  quarterly  period  ended  June  30,  2001
                                            ---------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2001:
     1,462,901  SHARES

Transitional  Small  Business  Disclosure  Format  (check  one):
Yes      No   X
    ---      ---

PART  I  -  FINANCIAL  INFORMATION                                        Page No.
                                                                          --------
ITEM  1.    Financial  Statements

      Consolidated  balance  sheets  (unaudited)  as  of
        December  31,  2000  and  June  30,  2001                                3

      Consolidated  statements  of  income  (unaudited)
        for  the  three  and  six  months  ended June 30,2000 and 2001           4

      Consolidated statements of comprehensive income (loss) (unaudited)
        for  the  three  and  six months ended June 30, 2000 and 2001            5

      Consolidated  Statements  of  cash  flows  (unaudited)  for  the
        six  months  ended  June  30,  2000  and  2001                           6

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

ITEM  6.  Exhibits  and  reports  on  Form  8-K:                                11

                                   COMMUNITY CAPITAL BANCSHARES, INC.
                                             AND SUBSIDIARY
                                 CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                         (Dollars in thousands)


                                                                      June 30,2001    December 31, 2000
                                                                     --------------  -------------------
ASSETS
------
Cash and due from banks                                              $       4,124   $            3,392
Federal funds sold                                                           5,538                1,180
Securities available for sale                                               14,854               13,154
Loans                                                                       48,968               38,625
Less allowance for loan losses                                                 602                  460
                                                                     --------------  -------------------
     Loans, net                                                             48,366               38,165
Premises and equipment                                                       2,645                2,676
Other assets                                                                   823                  628
                                                                     --------------  -------------------
                                                                            76,350   $           59,195
                                                                     ==============  ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits:
     Non-interest bearing                                            $       5,871   $            4,470
     Interest bearing                                                       56,909               41,325
                                                                     --------------  -------------------
          Total deposits                                                    62,780               45,795
Other borrowings                                                             4,434                4,617
Other liabilities                                                              329                  243
                                                                     --------------  -------------------
     TOTAL LIABILITIES                                                      67,543               50,655
                                                                     --------------  -------------------

Shareholders' equity:
Preferred Stock, par value not stated; 2,000,000 shares authorized;
   no shares issued                                                  $         - -   $              - -
Common Stock, $1.00 par value, 10,000,000 shares authorized;
   1,499,560 shares issued                                                   1,500                1,500
Capital surplus                                                              8,085                8,085
Accumulated deficit                                                           (662)                (865)
Accumulated other comprehensive income                                         128                   50
Less cost of treasury stock, 36,659 shares as of June 30, 2001
  and 34,490 shares as of December 31, 2000                                   (244)                (230)
                                                                     --------------  -------------------
       TOTAL SHAREHOLDERS' EQUITY                                            8,807                8,540
                                                                     --------------  -------------------
                                                                            76,350   $           59,195
                                                                     ==============  ===================

                                            COMMUNITY CAPITAL BANCSHARES, INC.
                                             CONSOLIDATED STATEMENTS OF INCOME
                                 FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                                        (UNAUDITED)
                                     (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


                                                                  Three months ended               Six months ended
                                                                  ------------------               ----------------
                                                                  June 30,        June 30,        June 30,        June 30,
                                                                     2001            2000            2001            2000
                                                            --------------  --------------  --------------  --------------
INTEREST INCOME
  Loans                                                              1,098             631           2,096           1,128
  Taxable securities                                                   246             204             513             416
  Deposits in banks                                                     27               1              36               1
  Federal funds sold                                                    45              14              74              53
                                                            --------------  --------------  --------------  --------------
       TOTAL INTEREST INCOME                                         1,416             850           2,719           1,598
                                                            --------------  --------------  --------------  --------------

INTEREST EXPENSE
  Deposits                                                             685             390           1,296             751
  Other borrowed money                                                  73               8             143               8
                                                            --------------  --------------  --------------  --------------
       TOTAL INTEREST EXPENSE                                          758             398           1,439             759
                                                            --------------  --------------  --------------  --------------
       NET INTEREST INCOME                                             658             452           1,280             839
  Provision for loan losses                                             86              46             173              94
                                                            --------------  --------------  --------------  --------------
       NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             572             406           1,107             745
                                                            --------------  --------------  --------------  --------------

OTHER INCOME
  Service charges on deposit accounts                                   74              31             128              47
  Other service charges, commissions and fees                          143               8             227              13
                                                            --------------  --------------  --------------  --------------
       TOTAL OTHER INCOME                                              217              39             355              60
                                                            --------------  --------------  --------------  --------------

Other expenses
  Salaries and employee benefits                                       348             221             675             414
  Equipment and occupancy expense                                       89              73             168             122
  Marketing expense                                                     37              21              54              38
  Data processing expense                                               38              29              72              59
  Administrative expenses                                               89              47             172              85
  Loan expenses                                                         13               3              21               5
  Other operating expenses                                              53              29              97              57
                                                            --------------  --------------  --------------  --------------
       TOTAL OTHER EXPENSES                                            667             423           1,259             780
                                                            --------------  --------------  --------------  --------------

                                                            --------------  --------------  --------------  --------------
       INCOME BEFORE INCOME TAXES                                      122              22             203              25
  Income tax expense                                                   - -             - -             - -             - -
                                                            --------------  --------------  --------------  --------------
       NET INCOME                                                      122              22             203              25
                                                            ==============  ==============  ==============  ==============

NET INCOME PER COMMON SHARE                                 $         0.08  $         0.02  $         0.14  $         0.02
                                                            ==============  ==============  ==============  ==============
DILUTED NET INCOME PER COMMON SHARE                         $         0.08  $         0.02  $         0.13  $         0.02
                                                            ==============  ==============  ==============  ==============
  WEIGHTED AVERAGE SHARES OUTSTANDING                            1,462,193       1,499,980       1,462,986       1,499,914
                                                            ==============  ==============  ==============  ==============

                                 COMMUNITY CAPITAL BANCSHARES, INC.
                                           AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                             (UNAUDITED)
                          Three and six months ended June 30, 2000 and 2001
                                       (Dollars in thousands)


                                          Three Months Ended                Six Months Ended
                                   --------------------------------  -------------------------------
                                    June 30, 2001    June 30, 2000   June 30, 2001    June 30, 2000
NET INCOME (LOSS)                  $          122   $           22   $          203  $           25
Other comprehensive Income
Net unrealized holding gains
(losses) arising during period                 18                1              107             (69)
Tax (expense) benefit on
unrealized holding gains                       (6)                              (29)             24
                                   --------------------------------  -------------------------------
 COMPREHENSIVE INCOME (LOSS)       $          134   $           23   $          281  $          (20)
                                   ================================  ===============================

                        COMMUNITY CAPITAL BANCSHARES, INC.
                                  AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                      Six Months ended June 30, 2000 and 2001
                              (Dollars in thousands)


                                                                 2001       2000
                                                               ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $    203   $     25
  Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation                                                       79         36
  Provision for loan losses                                         173         94
  Increase in interest receivable                                   (73)      (138)
  Other operating activities                                       (154)      (129)
                                                               ---------  ---------
    Net cash provided by (used in) operating activities             228       (112)
                                                               ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                (48)      (817)
  Net increase in federal funds sold                             (4,358)      (590)
  Net increase in loans                                         (10,374)    (9,560)
  Proceeds from maturities of securities available for sale       8,274      1,216
  Purchase of securities available for sale                      (9,778)      (502)
                                                               ---------  ---------
    Net cash used in Investing activities                       (16,284)   (10,253)
                                                              ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                       16,985      9,932
  Proceeds from FHLB advances                                       - -      1,800
  Repayment of other borrowings                                    (183)       - -
  Treasury stock transactions, net                                  (14)        (1)
                                                               ---------  ---------
    Net cash provided by financing activities                    16,788     11,731
                                                               ---------  ---------
  Net increase in cash                                              732      1,366
  Cash and due from banks at beginning of period                  3,392        949
                                                               ---------  ---------
  Cash and due from banks at end of period                     $  4,124   $  2,315
                                                               =========  =========

SUPPLEMENTAL DISCLOSURE
  Cash paid for interest                                       $  5,508   $    796
                                                               =========  =========

NON-CASH TRANSACTION
  Unrealized (gains) losses on securities available for sale   $   (107)  $     69
                                                               =========  =========

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred taxes.

The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results of a full year's operations.

The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry.

INCOME TAXES

The Company will be subject to Federal and state income taxes when taxable income is generated. No income taxes have been accrued because of the operating losses incurred during the preopening period.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the June 30, 2001 Form 10-QSB and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-KSB for the year ended December 31, 2000.

FINANCIAL CONDITION

As of June 30, 2001 the Company's total assets were $76,350,000 representing an increase of $17,155,000 or 28.98% from December 31, 2000. Earning assets consist of Federal funds sold, Investment securities and Loans. These assets provide the majority of the Company's earnings. The mix of earning assets is a reflection of management's philosophy regarding earning versus risk. Federal funds sold represent an overnight investment of funds and can be converted immediately to cash. At June 30, 2001, Federal funds sold were $5,538,000 as compared to the year-end amount of $1,180,000. This is an increase of $4,358,000.

Investment securities consist of U.S. Government and Agency securities. These investments are used to provide fixed maturities and as collateral for advances and large public fund deposits. During the year, investment securities increased $1,700,000. All securities are classified as available for sale under FASB 115 and are carried at current market values.

The loan portfolio is the largest earning asset and is the primary source of earnings for the Company. At June 30, 2001 net loans were $48,366,000. The loan portfolio increased $10,201,000 or 26.73% during the year. At June 30, 2001, the allowance for loan losses was $602,000 or 1.23% of total loans. Management believes that this is an adequate but not excessive amount based upon the composition of the current loan portfolio and current economic conditions. The relationship of the allowance to total loans will vary over time based upon Management's evaluation of the loan portfolio. Management evaluates the adequacy of the allowance on a monthly basis and adjusts it accordingly by a monthly charge to earnings using the provision for loan losses. During the year, the provision for potential loan losses was $173,000 as compared to the 2000 amount of $94,000.

Non-earning assets consist of premises and equipment, and other assets. Premises and equipment decreased during the year as a result of depreciation expense. Other assets consist primarily of accrued interest receivable and increased $195,000 as a result of the larger loan portfolio volume upon which accrued interest is calculated.

The Company funds its assets primarily through deposits from customers. Additionally, it will borrow funds from other sources to provide longer term fixed rate funding for its assets. The Company must pay interest on the majority of these funds and attempts to price these funds competitively in the market place but at a level that it can safely re-invest the funds profitably. At June 30, 2001, total deposits were $62,780,000 as compared to the year-end amount of $45,795,000. This is an increase of $16,985,000 or 37.09%. The Company is beginning to see a slowing of its growth in deposits. This is a result of the declining interest rate environment that is causing customers to seek higher yields in other areas of investments.

Interest bearing deposits are comprised of the following categories:

                                        June 30, 2001   December 31, 2000
                                        --------------  ------------------
Interest bearing demand and savings     $   19,337,000  $       15,176,000
Certificates of deposit in
denominations of $100,000 or greater        13,012,000           8,449,000
Other Certificates of deposit               24,560,000          17,700,000
                                        --------------  ------------------
     Total                              $   56,909,000  $       41,325,000
                                        ==============  ==================

Other borrowings consist of Federal Home Loan Bank advances and are secured by investment securities owned by the Company. No new advances were obtained during the current year.

CAPITAL ADEQUACY

The following table presents the Company's regulatory capital position as of June 30, 2001.

     Tier 1 Capital Ratio, actual                17.51%
     Tier 1 Capital minimum requirement           4.00%

     Tier 2 Capital Ratio, actual                18.70%
     Tier 2 Capital minimum requirement           8.00%

     Leverage Ratio                              12.00%
     Leverage Ratio minimum requirement           4.00%

The Company's ratios are well above the required regulatory minimums and provide a sufficient basis to support future growth of the Company.

RESULTS OF OPERATIONS

Net income for the current year is $203,000 as compared to the 2000 amount of $25,000. The increased net income was a result of an overall increase in the Company's net interest income and increased non-interest income.

Total interest income increased $1,121,000 or 70.15% from the previous year. This was the result of increased interest income on loans, which increased
$968,000. The increase in income was the direct result of the larger loan portfolio in the current year.

Interest expense for 2001 is $1,439,000. This is the major expense item for the Company and increased $680,000 over the previous year. The reason for this increase was the increased volume of deposits and borrowings in the current year.

Net interest income after the provision for loan losses was $1,107,000 in 2001 as compared to the 2000 amount of $745,000. This is an increase of $362,000 or 48.59%. Again the improved earnings are the result of a larger volume in all categories of earning assets and paying liabilities during 2001. Management intends to continue to increase the size of the Company, but the current rate of increase should not be expected for all future periods.

Other income increased $295,000 to $355,000 in 2001. Service charges on deposit accounts increased $81,000 or 172.3% due to the larger number of deposit accounts. The increase in other service charges, commissions and fees is attributable to the increased income from the Financial Service and Mortgage origination departments of the Bank. In the second quarter of 2000 the Company added Financial Services and Mortgage origination as additional services to its customers. In 2001 these two areas generated $206,000 in earnings as compared to the 2000 amount of $4,000.

Non-interest expense increased $479,000 to $1,259,000 in 2001. This is an increase of 61.41%. The largest area of increase was in the Salary and employee benefits category. This expense item was $675,000 in the current year as compared to the 2000 amount of $414,000. This is an increase of $261,000 or 63.04%. The growth in this expense item is due to the increased staffing required to properly serve the Company's customers and increased staffing for the two additional areas of service noted above.

Equipment and occupancy expense increased $46,000 over the prior year. This increase is the result of higher maintenance costs on equipment and expenses attributable to the new main office facility which was completed and occupied late in the first quarter of 2000. Administrative expenses were $172,000 in the current year as compared to $85,000 in 2000. The increase in this area is the result of increases in supply expense and legal, audit and other professional costs during the current year. These increases are to be expected in a growth situation.

Fully diluted net income per share for the current year is $0.14 and increased $0.12 from the previous year.

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On April 23, 2001, the Company held its annual meeting of shareholders at which the following director nominees were elected to a three-year term by the votes indicated:

          Directors          Votes For      Votes Withheld
          ---------          ---------      --------------
     C. Richard Langley      1,099,633         362,867
     Bennett D. Cotten, Jr.  1,099,633         362,867
     Jane Anne D. Sullivan   1,099,633         362,867
     John P. Ventulett, Jr.  1,099,633         362,867
     James D. Woods          1,099,633         362,867

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
     (a)  REPORTS ON FORM 8-K
             None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                   COMMUNITY CAPITAL BANCSHARES, INC.



   August 14, 2001                  /s/ Robert E. Lee
   ---------------                  --------------------
       Date                         Robert E. Lee,
                                    President



   August 14, 2001                  /s/ David J. Baranko
   ---------------                  --------------------
         Date                       David J. Baranko
                                    Chief Financial Officer
                                    (Duly authorized officer and
                                    principal financial / accounting
                                    officer )