Form 10QSB
period 2001-09-30
COMMUNITY CAPITAL BANCSHARES INC
filed 2001-11-14
CIK 1074369

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  quarterly  period  ended  September  30,  2001
                                            --------------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 2001:
     1,447,877  SHARES

Transitional  Small  Business  Disclosure  Format  (check  one):
Yes      No   X
    ---      ---

PART I - FINANCIAL INFORMATION                          Page No.
                                                        --------
ITEM 1.   Financial Statements

     Consolidated balance sheets (unaudited)                   3

     Consolidated statements of operations (unaudited)         4

     Consolidated statements of comprehensive income
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

                        COMMUNITY CAPITAL BANCSHARES, INC.  AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
                                      (DOLLARS IN THOUSANDS)



ASSETS                                                    September 30, 2001    December 31, 2000
------                                                   --------------------  -------------------
Cash and due from banks                                  $             2,823   $            3,392
Federal funds sold                                                       - -                1,180
Securities available for sale                                         14,408               13,154
Loans                                                                 57,738               38,625
Less allowance for loan losses                                           615                  460
                                                         --------------------  -------------------
     Loans, net                                                       57,123               38,165
Premises and equipment                                                 2,639                2,676
Other assets                                                             786                  628
                                                         --------------------  -------------------
                                                         $            77,779   $           59,195
                                                         ====================  ===================
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits:
     Non-interest bearing                                $             5,713   $            4,470
     Interest bearing                                                 54,727               41,325
                                                         --------------------  -------------------
          Total deposits                                              60,440               45,795
Other borrowings                                                       7,861                4,617
Other liabilities                                                        459                  243
                                                         --------------------  -------------------
     TOTAL LIABILITIES                                                68,760               50,655
                                                         --------------------  -------------------

Shareholders' equity:
Preferred Stock, par value not stated; 2,000,000 shares
      authorized; no shares issued                       $             -   -   $              - -
Common Stock, $1.00 par value, 10,000,000 shares
      authorized;  1,499,560 shares issued                             1,500                1,500
Capital surplus                                                        8,085                8,085
Accumulated deficit                                                     (477)                (865)
Accumulated other comprehensive income                                   268                   50
Less cost of treasury stock, 51,683 shares as of
September 30, 2001 and 34,490 shares as of
December 31, 2000                                                       (357)                (230)
                                                         --------------------  -------------------
       TOTAL SHAREHOLDERS' EQUITY                                      9,019                8,540
                                                         --------------------  -------------------
                                                         $            77,779   $           59,195
                                                         ====================  ===================


See Notes to Consolidated Financial Statements

                                    COMMUNITY CAPITAL BANCSHARES AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                  (Dollars in thousands except earnings per share)

                                                           Three months ended               Nine months ended
                                                     --------------  --------------  --------------  --------------
                                                     September 30,   September 30,   September 30,   September 30,
                                                          2001            2000            2001            2000
                                                     --------------  --------------  --------------  --------------
INTEREST INCOME
  Loans                                                       1,195             751           3,291           1,879
  Taxable securities                                            236             217             750             632
  Deposits in banks                                              27               5              63               7
  Federal funds sold                                             13              10              87              64
                                                     --------------  --------------  --------------  --------------
       TOTAL INTEREST INCOME                                  1,471             983           4,191           2,582
                                                     --------------  --------------  --------------  --------------
INTEREST EXPENSE
  Deposits                                                      644             458           1,940           1,209
  Other borrowed money                                           74              26             217              35
                                                     --------------  --------------  --------------  --------------
       TOTAL INTEREST EXPENSE                                   718             484           2,157           1,244
                                                     --------------  --------------  --------------  --------------
       NET INTEREST INCOME                                      753             499           2,034           1,338
  Provision for loan losses                                      98              35             271             129
                                                     --------------  --------------  --------------  --------------
       NET INTEREST INCOME AFTER PROVISION FOR LOAN
            LOSSES                                              655             464           1,763           1,209
                                                     --------------  --------------  --------------  --------------
OTHER INCOME
  Service charges on deposit accounts                            76              37             204              84
  Other service charges, commissions and fees                    78              54             305              67
                                                     --------------  --------------  --------------  --------------
       TOTAL OTHER INCOME                                       154              91             509             151
                                                     --------------  --------------  --------------  --------------
OTHER EXPENSES
  Salaries and employee benefits                                344             256           1,019             670
  Equipment and occupancy expense                                82              73             251             195
  Marketing expense                                              19              19              73              57
  Data processing expense                                        48              32             120              90
  Administrative expenses                                        93              61             265             146
  Loan expenses                                                   8               9              29              14
  Other operating expenses                                       30              28             127              85
                                                     --------------  --------------  --------------  --------------
       TOTAL OTHER EXPENSES                                     624             478           1,884           1,258
                                                     --------------  --------------  --------------  --------------
       INCOME BEFORE INCOME TAXES                               185              77             388             102
  Income tax expense                                              -               -               -               -
                                                     --------------  --------------  --------------  --------------
       NET INCOME                                    $          185  $           77  $          388  $          102
                                                     ==============  ==============  ==============  ==============

INCOME PER COMMON SHARE                              $         0.13  $         0.05  $         0.27  $         0.07
                                                     ==============  ==============  ==============  ==============
DILUTED NET INCOME PER COMMON SHARE                            0.12            0.05            0.26            0.07
                                                     ==============  ==============  ==============  ==============
Weighted average shares outstanding                       1,461,161       1,499,823       1,462,388       1,049,918
                                                     ==============  ==============  ==============  ==============


See Notes to Consolidated Financial Statements

                                        COMMUNITY CAPITAL BANCSHARES, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                           (Unaudited)
                                                      (Dollars in thousands)

                                                      Three months ended                          Nine months ended
                                         ------------------------------------------  --------------------------------------------
                                          September 30, 2001    September 30, 2000    September 30, 2001    September   30, 2000
                                         --------------------  --------------------  --------------------  ----------------------
NET INCOME (LOSS)                        $               182   $                77   $               388   $                 102
  Other Comprehensive Income:
  Net unrealized holding gains (losses)                  224                   105                   331                      36
  Tax effect                                             (82)                  (36)                 (111)                    (12)
                                         --------------------  --------------------  --------------------  ----------------------
COMPREHENSIVE INCOME (LOSS)              $               324   $               146   $               608   $                 126
                                         ====================  ====================  ====================  ======================

See notes to consolidated financial statements

                        COMMUNITY CAPITAL BANCSHARES, INC.
                                  AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   Nine months ended September 30, 2001and 2000
                              (Dollars in thousands)



                                                                2001       2000
                                                              ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $    388   $    102
  Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation                                                     119         95
  Provision for loan losses                                        271        129
  Increase in interest receivable                                 (121)      (161)
  Other operating activities                                       (13)       (85)
                                                              ---------  ---------
       Net cash used in operating activities                       644         80
                                                              ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                               (82)      (882)
  Net decrease in Federal funds sold                             1,180        810
  Net increase in loans                                        (19,229)   (14,318)
  Proceeds from maturities of securities available for sale     11,685      1,498
  Purchase of securities available for sale                    (12,528)    (1,497)
                                                              ---------  ---------
       Net cash used in Investing activities                   (18,974)   (14,389)
                                                              ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                      14,645     12,137
  Proceeds from FHLB advance                                       - -      1,800
  Increase in Federal funds purchased                            3,519        660
  Repayment of other borrowings                                   (275)       (92)
  Purchase of Treasury stock                                      (128)        (6)
                                                              ---------  ---------
       Net cash provided by financing activities                17,761     14,499
                                                              ---------  ---------
  Net increase (decrease) in cash                                 (569)       190
  Cash and due from banks at beginning of period                 3,392        949
                                                              ---------  ---------
  Cash and due from banks at end of period                    $  2,283   $  1,139
                                                              =========  =========

SUPPLEMENTAL DISCLOSURE
  Cash paid for interest                                      $  2,140   $  1,241
                                                              =========  =========

NON-CASH TRANSACTION
  Unrealized losses (gains) on securities available
  for sale                                                    $    331   $     36
                                                              =========  =========


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

The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the results of a full year's operations.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the September 30, 2001 Form 10-QSB and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-KSB for the year ended December 31, 2000.

FINANCIAL CONDITION

As of September 30, 2001 the Company's total assets were $77,779,000 representing an increase of $18,584,000 or 31.39% from December 31, 2000. Earning assets consist of Federal funds sold, Investment securities and Loans. These assets provide the majority of the Company's earnings. The mix of earning assets is a reflection of management's philosophy regarding earning versus risk.

Federal funds sold represent an overnight investment of funds and can be converted immediately to cash. At September 30, 2001, there were no Federal funds sold as compared to the year-end amount of $1,180,000. This is a decrease of $1,180,000.

Investment securities consist of U.S. Government and Agency securities. These investments are used to provide fixed maturities and as collateral for advances and large public fund deposits. During the year, investment securities increased $1,254,000. All securities are classified as available for sale under FASB 115 and are carried at current market values.

The loan portfolio is the largest earning asset and is the primary source of earnings for the Company. At September 30, 2001 net loans were $57,123,000. The loan portfolio increased $18,958,000 or 49.67% during the year. At September 30, 2001, the allowance for loan losses was $615,000 or 1.07% of total loans. Management believes that this is an adequate but not excessive amount based upon the composition of the current loan portfolio and current economic conditions. The relationship of the allowance to total loans will vary over time based upon Management's evaluation of the loan portfolio. Management evaluates the adequacy of the allowance on a monthly basis and adjusts it accordingly by a monthly charge to earnings using the provision for loan losses. During the year, the provision for potential loan losses was $271,000 as compared to the 2000 amount of $129,000.

Non-earning assets consist of premises and equipment, and other assets. Premises and equipment decreased during the year as a result of depreciation expense. Other assets consist primarily of accrued interest receivable and increased $158,000 as a result of the larger loan portfolio volume upon which accrued interest is calculated.

The Company funds its assets primarily through deposits from customers. Additionally, it will borrow funds from other sources to provide longer term fixed rate funding for its assets. The Company must pay interest on the majority of these funds and attempts to price these funds competitively in the market place but at a level that it can safely re-invest the funds profitably. At September 30, 2001, total deposits were $60,440,000 as compared to the year-end amount of $45,795,000. This is an increase of $14,645,000 or 31.98%. The Company is beginning to see a slowing of its growth in deposits. This is a result of the declining interest rate environment that is causing customers to seek higher yields in other areas of investments.

Interest bearing deposits are comprised of the following categories:

                                      June 30, 2001   December 31, 2000
                                      --------------  ------------------

Interest bearing demand and savings   $   18,609,000  $       15,176,000

Certificates of deposit in
denominations of $100,000 or greater      14,360,000           8,449,000

Other Certificates of deposit             21,758,000          17,700,000
                                      --------------  ------------------
     Total                            $   54,727,000  $       41,325,000
                                      ==============  ==================

Other borrowings consist of Federal Home Loan Bank advances and are secured by investment securities owned by the Company. No new advances were obtained during the current year.

CAPITAL ADEQUACY
The following table presents the Company's regulatory capital position as of September 30, 2001.

     Tier 1 Capital Ratio, actual                 15.22%
     Tier 1 Capital minimum requirement            4.00%

     Tier 2 Capital Ratio, actual                 16.29%
     Tier 2 Capital minimum requirement            8.00%

     Leverage Ratio                               11.92%
     Leverage Ratio minimum requirement            4.00%

The Company's ratios are well above the required regulatory minimums and provide a sufficient basis to support future growth of the Company.

RESULTS OF OPERATIONS

Net income for the current year is $388,000 as compared to the 2000 amount of $102,000. The increased net income was a result of an overall increase in the Company's net interest income and increased non-interest income.

Total interest income increased $1,609,000 or 62.32% from the previous year. This was the result of increased interest income on loans, which increased $1,412,000. The increase in income was the direct result of the larger loan portfolio in the current year.

Interest expense for 2001 is $2,157,000. This is the major expense item for the Company and increased $913,000 over the previous year. The reason for this increase was the increased volume of deposits and borrowings in the current year.

Net interest income after the provision for loan losses was $1,763,000 in 2001 as compared to the 2000 amount of $1,209,000. This is an increase of $554,000 or 45.82%. Again the improved earnings are the result of a larger volume in all categories of earning assets and paying liabilities during 2001. Management intends to continue to increase the size of the Company, but the current rate of increase should not be expected for all future periods.

Other income increased $358,000 to $509,000 in 2001. Service charges on deposit accounts increased $120,000 or 142.9% due to the larger number of deposit accounts. The increase in other service charges, commissions and fees is attributable to the increased income from the Financial Service and Mortgage origination departments of the Bank. In the second quarter of 2000 the Company added Financial Services and Mortgage origination as additional services to its customers. In 2001 these two areas generated $276,000 in earnings as compared to the 2000 amount of $48,000.

Non-interest expense increased $626,000 to $1,884,000 in 2001. This is an increase of 49.76%. The largest area of increase was in the Salary and employee benefits category. This expense item was $1,019,000 in the current year as compared to the 2000 amount of $670,000. This is an increase of $349,000 or 52.09%. The growth in this expense item is due to the increased staffing required to properly serve the Company's customers and increased staffing for the two additional areas of service noted above.

Equipment and occupancy expense increased $56,000 over the prior year. This increase is the result of higher maintenance costs on equipment and expenses attributable to the new main office facility which was completed and occupied late in the first quarter of 2000. Administrative expenses were $265,000 in the current year as compared to $146,000 in 2000. The increase in this area is the result of increases in supply expense and legal, audit and other professional costs during the current year. These increases are to be expected in a growth situation.

Fully diluted net income per share for the current year is $0.26 and increased $0.19 from the previous year.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None


ITEM 5.  OTHER INFORMATION
     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         a.     REPORTS ON FORM 8-K
                    None

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                   COMMUNITY CAPITAL BANCSHARES, INC.



   November 12, 2001               /s/ Robert E. Lee
   -----------------               ------------------
         Date                      Robert E. Lee,
                                   President



   November 12, 2001               /s/ David J. Baranko
   -----------------               ---------------------
         Date                       David J. Baranko
                                    Chief Financial Officer
                                    (Duly authorized officer and
                                    principal financial / accounting
                                    officer)