Form 10KSB
period 2001-12-31
COMMUNITY CAPITAL BANCSHARES INC
filed 2002-03-26
CIK 1074369

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-KSB

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  fiscal  year  ended  DECEMBER  31,  2001
                               -------------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  transition  period  from  ___________  to  ____________

     Commission  file  number               000-25345
                              --------------------------------------------------

                       COMMUNITY CAPITAL BANCSHARES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           GEORGIA                                         58-2413468
-------------------------------                 --------------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation  or Organization)                        Identification No.)

2815 MEREDYTH DRIVE, ALBANY, GEORGIA                        31707
----------------------------------------                  ----------
(Address of Principal Executive Offices)                  (Zip Code)

                                 (229) 446-2265
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $6,391,000
                                                                   ---------

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: THE AGGREGATE NUMBER OF SHARES OF THE COMPANY'S COMMON STOCK HELD BY NON-AFFILIATES AS OF MARCH 19, 2002 WAS 1,036,520. THE AGGREGATE MARKET VALUE OF THESE SHARES AS OF MARCH 19, 2002 WAS $8,292,000 BASED ON THE NASDAQ SMALLCAP MARKET CLOSING PRICE OF $8.00.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,446,870 AS OF MARCH 19, 2002.

Transitional Small Business Disclosure format (check one): Yes       No  X
                                                               ---      ---

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2001, are incorporated by reference into Parts I and II. Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held April 22, 2002, are incorporated by reference into Part III.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
    ITEM 1.  DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . .    1
    ITEM 2.  DESCRIPTION OF PROPERTIES. . . . . . . . . . . . . . . . . . .   14
    ITEM 3.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . .   14
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . .   14

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14
    ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . .   14
    ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . .   15
    ITEM 7.  FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . .   15
    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . .   15

PART III. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16
    ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
               CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
               OF THE EXCHANGE ACT. . . . . . . . . . . . . . . . . . . . .   16
    ITEM 10. EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . .   16
    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . .   16
    ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . .   16
    ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB . . . . . . . . . .   17

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

MARKET  AREA  AND  COMPETITION

      Albany Bank & Trust is located in Albany, Georgia, and its primary market area is the ten-mile radius surrounding its main office. Albany Bank & Trust draws a majority of its business from its primary market area which includes the majority of Dougherty County and the Southern portion of Lee County. Albany Bank & Trust competes for deposits and loan customers with other financial institutions whose resources are equal to or greater than those available to Albany Bank & Trust and Community Capital. According to information provided by the FDIC, as of June 30, 2001, Dougherty County was served by eight commercial banks with a total of 24 offices in Dougherty County. As of June 30, 2001, the total deposits within Dougherty County for these institutions were approximately $795.5 million, of which approximately $64.3 million were held by Albany Bank & Trust. At December 31, 2001, Albany Bank & Trust's total deposits were $69.8 million. We believe our local ownership and management as well as our focus on personalized service helps us to compete with these institutions and to attract deposits and loans in our market area.

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

     INVESTMENTS. In addition to loans, Albany Bank & Trust makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and other obligations of states and municipalities. As of December 31, 2001, investment securities comprised approximately 17% of Albany Bank & Trust's assets, with net loans comprising approximately 69% of Albany Bank & Trust's assets. Albany Bank & Trust also engages in Federal funds transactions with its principal correspondent banks and primarily acts as a net seller of funds. The sale of Federal funds amounts to a short-term loan from Albany Bank & Trust to another bank.

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


                                    EMPLOYEES

     At December 31, 2001, Community Capital and its subsidiary employed 25 full-time employees and 5 part-time employees. Community Capital considers its relationship with its employees to be excellent.


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

     PERMITTED ACTIVITIES. Bank holding companies are generally prohibited under the Bank Holding Company Act, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than:

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

     PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category. At December 31, 2001, we qualified for the well-capitalized category.

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

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.82 cents per $100 of deposits for the first quarter of 2002.

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

     OTHER REGULATIONS. Interest and other charges collected or contracted for by Albany Bank & Trust are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers' and Sailors' Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military. Albany Bank & Trust's loan operations are also subject to federal laws applicable to credit transactions, such as:

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

     - Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

     - The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2001 our ratio of total capital to risk-weighted assets was 15.76 and our ratio of Tier 1 Capital to risk-weighted assets was 14.79%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2001, our leverage ratio was 11.14%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

PRIVACY

     Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

ANTI-TERRORISM  LEGISLATION

     In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps-

     - to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

     - to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

     - to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

     - to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

     Under the USA PATRIOT Act, financial institutions have 180 days from enactment (or until April 25, 2002) to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

     -    the development of internal policies, procedures, and controls;

     -    the designation of a compliance officer;

     -    an ongoing employee training program; and

     -    an independent audit function to test the programs.

     Before the 180-day grace period expires, the Secretary of the Treasury will prescribe regulations that consider the extent to which these new requirements are commensurate with the size, location, and activities of financial institutions subject to the Act.

     In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above.

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

     During fiscal year 2001, Community Capital granted options to purchase 2,131 shares, of its common stock, $1.00 par value, to selected directors as compensation for their services to Albany Bank & Trust and Community Capital. The following table sets forth information regarding the option grants:

                   NUMBER OF          NUMBER OF SHARES
DATE ISSUED     OPTIONS GRANTED  SUBJECT TO OPTIONS GRANTED  EXERCISE PRICE
--------------  ---------------  --------------------------  ---------------
April 23, 2001               15                       2,131  $          7.00

     Each option is exercisable upon the grant date and has a maximum term of ten years. Since the options were granted to directors, the option grants did not involve a public offering, and therefore were exempt from registration under
Section 4(2) of the Securities Act of 1933.

     Additionally, during fiscal year 2001, Community Capital issued 3,125 shares to employees pursuant to purchases made by employees under the Community Capital Bancshares, Inc. Employee Stock Purchase Plan. The following table sets forth information regarding the shares purchased under this plan.

     DATED PURCHASED     NUMBER OF SHARES PURCHASED  PURCHASE PRICE
     ------------------  --------------------------  ---------------

     April 16, 2001                             794  $          6.75
     June 28, 2001                              763             7.00
     September 28, 2001                         762             7.25
     December 31, 2001                          816             7.25

     Because these shares were sold to employees pursuant to an employee stock purchase plan, the transactions did not involve a public offering and therefore were exempt from registration under Section 4(2) of the Securities Act of 1933.

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

     Independent Auditors' Report

     Consolidated balance sheets as of December 31, 2001 and 2000

     Consolidated statements of operations for the years ended December 31, 2001 and 2000

     Consolidated statements of comprehensive income for the years ended December 31, 2001 and 2000

     Consolidated statements of stockholders' equity for the years ended December 31, 2001 and 2000

     Consolidated statements of cash flows for the years ended December 31, 2001 and 2000

     Notes to consolidated financial statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not  Applicable.

                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

     The responses to this Item are included in Community Capital's Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 2002, under the following headings, and are incorporated herein by reference.

     Proposal One: Election of Directors - Class III Director Nominees, - Continuing Class II Directors and - Continuing Class II Directors" at pages 3 through 4;

     "Executive Officers," at page 6;

     "Section 16(a) Beneficial Ownership Reporting Compliance," at pages 10 through 11.


ITEM  10.     EXECUTIVE  COMPENSATION

     The responses to this Item are included in Community Capital's Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 2002, under the heading, "Compensation" at pages 7 through 9, and are incorporated herein by reference.


ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The responses to this Item are included in Community Capital's Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 2002, under the heading, "Security Ownership of Certain Beneficial Owners," at pages 9 through 10, and is incorporated herein by reference.


ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The responses to this Item are included in Community Capital's Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 2002, under the headings, "Certain Relationships and Related Transactions," at page 11, and "Compensation" at pages 7 through 9, and are incorporated herein by reference.

ITEM  13.    EXHIBITS,  LISTS  AND  REPORTS  ON  FORM  8-K

     (a)     Exhibits

Exhibit
Number      Exhibit
------      -------

3.1       Articles  of  Incorporation. 1

3.2       Bylaws. 1

4.1 Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.3* Amended and Restated Employment Agreement dated August 19, 1998, among Albany Bank & Trust, N.A. (In Organization), Community Capital Bancshares, Inc. and Robert E. Lee 1 and the Form of Second Amendment thereto. 1

10.4* Employment Agreement dated October 1, 1998, among Albany Bank & Trust, N.A. (In Organization), Community Capital Bancshares, Inc. and David
          C. Guillebeau, as amended November 9, 1998 and the Form of Second Amendment thereto. 1

10.5      Form of Community Capital Bancshares, Inc. Organizers' Warrant
          Agreement. 2

10.6* Community Capital Bancshares, Inc. Amended and Restated 1998 Stock Incentive Plan. 3

0.7*      Form of Community Capital Bancshares, Inc. Incentive Stock Option
          Award. 1

10.8* Community Capital Bancshares, Inc. 2000 Outside Directors' Stock Option Plan. 4

10.9* Community Capital Bancshares, Inc. Non-Qualified Stock Option Agreement with Charles Jones, dated November 15, 1999. 4

10.10* Community Capital Bancshares, Inc. Non-Qualified Stock Option Agreement with Richard Bishop, dated April 11, 2000.4

10.11* Form of First Amendment to the Community Capital Bancshares, Inc. 1998 Stock Incentive Plan.

10.12* Form of First Amendment to the Community Capital Bancshares, Inc. 2000 Outside Directors' Stock Option Plan.

10.13*    Community Capital Bancshares, Inc. Restated Employee Stock Purchase
          Plan.


----------------
*    Compensatory plan or arrangement.

1 Incorporated herein by reference to exhibit of same number in Community Capital's Registration Statement on Form SB-2, Registration No. 333-68307, filed December 3, 1998.

2 Incorporated herein by reference to exhibit of same number in Commuity Capital's Amendment No. 1 to Registration Statement on Form SB-2, Registration No. 333-68307, filed February 2, 1999

3 Incorporated by reference to exhibit of same number in Community Capital's Amendment No. 2 to Registration Statement on Form SB-2, Registration No. 333-68307, filed February 2, 1999.

4 Incorporated by reference to exhibit of same number in Commuinty Capital's Form 10-QSB (File no. 000-25345), filed November 14, 2000. and the Form of Amendment thereto.1

13.1 Community Capital Bancshares, Inc. 2001 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, Community Capital's 2001 Annual Report to Shareholders is not deemed to be filed as part of this Report.

22.1      Subsidiaries of Community Capital Bancshares, Inc.1

24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

    (b)   Reports on Form 8-K filed in the fourth quarter of 2001:   None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COMMUNITY CAPITAL BANCSHARES, INC.



                                          By:   /s/  Robert  E.  Lee
                                             --------------------------------
                                                Robert  E.  Lee
                                                President


                                          Date:    March 19, 2002



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


Signature                      Title                      Date
---------                      -----                      ----

/s/ Robert M. Beauchamp     Director                      March 18, 2002
--------------------------
Robert M. Beauchamp


/s/ Bennett D. Cotten, Jr.  Director                      March 18, 2002
--------------------------
Bennett D. Cotten, Jr.


/s/ Glenn A. Dowling        Director                      March 18, 2002
--------------------------
Glenn A. Dowling

/s/ Mary Helen Dykes        Director                      March 18, 2002
--------------------------
Mary Helen Dykes


/s/ Charles M. Jones, III   Chairman of the Board         March 18, 2002
--------------------------  and Chief Executive Officer
Charles M. Jones, III


/s/ Van Cise Knowles        Director                      March 18, 2002
--------------------------
Van Cise Knowles


/s/ C. Richard Langley      Director                      March 18, 2002
--------------------------
C. Richard Langley


/s/ Robert E. Lee           Director and President        March 18, 2002
--------------------------  (Principal Executive
Robert E. Lee               Officer)


/s/ Corinne C. Martin       Director                      March 18, 2002
--------------------------
Corinne C. Martin


/s/ William F. McAfee       Director                      March 18, 2002
--------------------------
William F. McAfee


/s/ Mark M. Shoemaker       Director                      March 18, 2002
--------------------------
Mark M. Shoemaker


/s/ Jane Anne D. Sullivan   Director                      March 18, 2002
--------------------------
Jane Anne D. Sullivan


/s/ John P. Ventulett, Jr.  Director                      March 18, 2002
--------------------------
John P. Ventulett, Jr.


/s/ Lawrence B. Willson     Director                      March 18, 2002
--------------------------
Lawrence B. Willson


/s/ James D. Woods          Director                      March 18, 2002
--------------------------
James D. Woods


/s/ David J. Baranko        Chief Financial Officer       March 18, 2002
--------------------------  (Principal Financial and
David J. Baranko            Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------


Exhibit
Number      Exhibit
------      -------

3.1       Articles  of  Incorporation. 1

3.2       Bylaws. 1

4.1 Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.3* Amended and Restated Employment Agreement dated August 19, 1998, among Albany Bank & Trust, N.A. (In Organization), Community Capital Bancshares, Inc. and Robert E. Lee 1 and the Form of Second Amendment thereto. 1

10.4* Employment Agreement dated October 1, 1998, among Albany Bank & Trust, N.A. (In Organization), Community Capital Bancshares, Inc. and David
          C. Guillebeau, as amended November 9, 1998 and the Form of Second Amendment thereto. 1

10.5      Form of Community Capital Bancshares, Inc. Organizers' Warrant
          Agreement. 2

10.6* Community Capital Bancshares, Inc. Amended and Restated 1998 Stock Incentive Plan. 3

0.7*      Form of Community Capital Bancshares, Inc. Incentive Stock Option
          Award. 1

10.8* Community Capital Bancshares, Inc. 2000 Outside Directors' Stock Option Plan. 4

10.9* Community Capital Bancshares, Inc. Non-Qualified Stock Option Agreement with Charles Jones, dated November 15, 1999. 4

10.10* Community Capital Bancshares, Inc. Non-Qualified Stock Option Agreement with Richard Bishop, dated April 11, 2000.4

10.11* Form of First Amendment to the Community Capital Bancshares, Inc. 1998 Stock Incentive Plan.

10.12* Form of First Amendment to the Community Capital Bancshares, Inc. 2000 Outside Directors' Stock Option Plan.

10.13*    Community Capital Bancshares, Inc. Restated Employee Stock Purchase
          Plan.


----------------
*    Compensatory plan or arrangement.

1 Incorporated herein by reference to exhibit of same number in Community Capital's Registration Statement on Form SB-2, Registration No. 333-68307, filed December 3, 1998.

2 Incorporated herein by reference to exhibit of same number in Commuity Capital's Amendment No. 1 to Registration Statement on Form SB-2, Registration No. 333-68307, filed February 2, 1999

3 Incorporated by reference to exhibit of same number in Community Capital's Amendment No. 2 to Registration Statement on Form SB-2, Registration No. 333-68307, filed February 2, 1999.

4 Incorporated by reference to exhibit of same number in Commuinty Capital's Form 10-QSB (File no. 000-25345), filed November 14, 2000. and the Form of Amendment thereto.1

13.1 Community Capital Bancshares, Inc. 2001 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, Community Capital's 2001 Annual Report to Shareholders is not deemed to be filed as part of this Report.

22.1      Subsidiaries of Community Capital Bancshares, Inc.1

24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

    (b)   Reports on Form 8-K filed in the fourth quarter of 2001:   None