Form 10QSB
period 2002-03-31
COMMUNITY CAPITAL BANCSHARES INC
filed 2002-05-14
CIK 1074369

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2002
                                       --------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT 1934
       For the transition period from _______ to _______


              Commission File Number:   000-25345
                                        ---------


                       COMMUNITY CAPITAL BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

           Georgia                                  58-2413468
 ------------------------------                     ----------
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
Yes     X        No
     -------         --------


            APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2002:
     1,445,870 SHARES

Transitional Small Business Disclosure Format (check one):
Yes            No    X
    --------      --------

PART  I  -  FINANCIAL  INFORMATION                                   Page  No.
                                                                     ---------

ITEM 1.    Financial Statements

     Consolidated balance sheets (unaudited) as of
       December 31, 2001 and March 31, 2002                              3

     Consolidated statement of operations (unaudited)
       for the three months ended March 31, 2001 and 2002                4

     Consolidated statement of comprehensive income (unaudited)
       for the three months ended March 31, 2001 and 2002                5

     Statement of cash flows (unaudited) for the
       three months ended March 31, 2001 and 2002                        6

Item 2.    Management's Discussion and Analysis of
      Financial Condition and results of operations                      8


PART II - OTHER INFORMATION

ITEM 2.  Changes in Securities and use of proceeds                      11
ITEM 4.  Submission of matters to a vote of Security Holders            11

ITEM 5.  Other Matters                                                  11

ITEM 6.  Exhibits and reports on Form 8-K:                              11

                                    COMMUNITY CAPITAL BANCSHARES, INC.
                                              AND SUBSIDIARY
                                 CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                          (Dollars in thousands)


                                                                      March 31,2002    December 31, 2001
                                                                     ---------------  -------------------
ASSETS
------
Cash and due from banks                                              $        3,663   $            4,471
Federal funds sold                                                              500                4,483
Securities available for sale                                                17,981               14,999
Loans                                                                        66,808               61,801
Less allowance for loan losses                                                  630                  618
                                                                     ---------------  -------------------
     Loans, net                                                              66,178               61,183
Premises and equipment                                                        2,615                2,600
Other assets                                                                    999                  949
                                                                     ---------------  -------------------
                                                                     $       91,936   $           88,685
                                                                     ===============  ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits
     Non-interest bearing                                            $        6,725   $            6,103
     Interest bearing                                                        66,523               63,728
                                                                     ---------------  -------------------
          Total deposits                                                     73,248               69,831
Other borrowings                                                              9,159                9,251
Other liabilities                                                               349                  418
                                                                     ---------------  -------------------
     TOTAL LIABILITIES                                                       82,756               79,500
                                                                     ---------------  -------------------

Shareholders' equity
Preferred stock, par value not stated; 2,000,000 shares authorized;
   no shares issued                                                  $        -   -   $              - -
Common stock, $1.00 par value, 10,000,000 shares authorized;
   1,499,560 shares issued                                                    1,500                1,500
Capital surplus                                                               8,085                8,085
Accumulated deficit                                                             (92)                (213)
Accumulated other comprehensive income                                           60                  180
Less cost of treasury stock, 53,690 shares as of March 31, 2002
and 52,690 shares as of December 31, 2001                                      (373)                (365)
                                                                     ---------------  -------------------
       TOTAL SHAREHOLDERS' EQUITY                                             9,180                9,185
                                                                     ---------------  -------------------
                                                                     $       91,936   $           88,685
                                                                     ===============  ===================

                       COMMUNITY CAPITAL BANCSHARES, INC.
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                   Three months ended March 31, 2002 and 2001
                (Dollars in thousands, except earnings per share)


                                                                 2002    2001
                                                                ------  ------
INTEREST INCOME
     Loans                                                      $1,284  $  998
     Investment securities                                         185     267
     Deposits in banks                                               5      10
     Federal funds sold                                             18      29
                                                                ------  ------
          TOTAL INTEREST INCOME                                  1,492   1,304
                                                                ------  ------
INTEREST EXPENSE
     Deposits                                                      539     613
     Other borrowed money                                          115      70
                                                                ------  ------
         TOTAL INTEREST EXPENSE                                    654     683
                                                                ------  ------
         NET INTEREST INCOME                                       838     621
Provision for loan losses                                           72      87
                                                                ------  ------
          NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      766     534
                                                                ------  ------
OTHER INCOME
     Service charges on deposit accounts                            81      54
     Financial service fees                                         15      35
     Mortgage origination fees                                      53      36
     Other service charges, commissions and fees                    17      13
                                                                ------  ------
                                                                   166     138
                                                                ------  ------
OTHER EXPENSES
     Salaries and employee benefits                                406     325
     Equipment and occupancy expenses                               82      80
     Marketing expenses                                             22      17
     Data processing expenses                                       55      34
     Administrative expenses                                        97      84
     Other expenses                                                 89      51
                                                                ------  ------
         TOTAL EXPENSES                                            751     591
                                                                ------  ------
INCOME (LOSS) BEFORE INCOME TAXES                                  181      81
Income tax expense                                                  60     - -
                                                                ------  ------
NET INCOME                                                      $  121  $   81
                                                                ======  ======
BASIC EARNINGS PER SHARE (weighted average shares used in
calculation: 1,445,914 in 2002 and 1,463,778 in 2001)           $  .08  $  .06
                                                                ======  ======
DILUTED EARNINGS PER SHARE (weighted average shares used in
calculation: 1,497,984 in 2002 and 1,471,237 in 2001)           $  .08  $  .05
                                                                ======  ======

                           COMMUNITY CAPITAL BANCSHARES, INC.
                                     AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                       Three months ended March 31, 2002 and 2001
                                 (Dollars in thousands)


                                                                           2002   2001
                                                                          ------  -----
NET INCOME                                                                $ 121   $  81
Other comprehensive loss
    Net unrealized holding gains (losses) arising during period, net of
tax expense (benefit) of   $(61,000) in 2002 and $30,000 in 2001           (120)     66
                                                                          ------  -----
 COMPREHENSIVE INCOME                                                     $   1   $ 147
                                                                          ======  =====

                       COMMUNITY CAPITAL BANCSHARES, INC.
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   Three Months ended March 31, 2002 and 2001
                             (Dollars in thousands)


                                                       2002      2001
                                                     --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $   121   $     81
  Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation                                            43         39
  Provision for loan losses                               72         87
  Decrease (increase) in interest receivable              19        (74)
  Other operating activities                             (76)       (57)
                                                     --------  ---------
       Net cash used in operating activities             179         76
                                                     --------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                     (58)        (4)
  Net decrease (increase) in federal funds sold        3,983     (5,474)
  Net increase in loans                               (5,067)    (7,559)
  Proceeds from maturities of securities available
  for sale                                             2,326      4,852
  Purchase of securities available for sale           (5,488)    (5,889)
                                                     --------  ---------
       Net cash used in Investing activities          (4,304)   (14,084)
                                                     --------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                             3,417     14,810
  Proceeds from advances under line of credit
  Repayment of other borrowings                          (92)       (92)
  Purchase of treasury stock                              (8)       (17)
                                                     --------  ---------
       Net cash provided by financing activities       3,317     14,701
                                                     --------  ---------
  Net increase (decrease) in cash                       (808)       693
  Cash and due from banks at beginning of period       4,471      3,392
                                                     --------  ---------
  Cash and due from banks at end of period           $ 3,663   $  4,085
                                                     ========  =========

SUPPLEMENTAL DISCLOSURE
  Cash paid for interest                             $   675   $    662
                                                     ========  =========

NON-CASH TRANSACTION
  Unrealized (gains) losses on securities available
  for sale                                           $   180   $     96
                                                     ========  =========

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

The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the results of a full year's operations, and should be read in conjunction with the Company's annual report as filed on Form 10-KSB.

The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America(GAAP)and with general practices within the banking industry.

INCOME TAXES

Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in the tax rates and laws.

The Company and the Bank file a consolidated income tax return. Each entity provides for income taxes based on its contribution to the income taxes (benefits) of the consolidated group.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the March 31, 2002 Form 10-QSB and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-KSB for the year ended December 31, 2001.

FINANCIAL CONDITION

As of March 31, 2002 the Company's total assets were $91,936,000 representing an increase of $3,251,000 or 3.67% from December 31, 2001. Earning assets consist of Federal funds sold, investment securities and loans. These assets provide the majority of the Company's earnings. The mix of earning assets is a reflection of management's philosophy regarding earnings versus risk.

Federal funds sold represent an overnight investment of funds and can be converted immediately to cash. At March 31, 2002, Federal funds sold were $500,000 as compared to the year-end amount of $4,483,000. This is a decrease of $3,983,000.

Investment securities consist of U.S. Government and Agency securities and municipal bonds. These investments are used to provide fixed maturities and as collateral for advances and large public fund deposits. During the first quarter, investment securities increased $2,982,000. All securities are classified as available for sale, and are carried at current market values.

The loan portfolio is the largest earning asset and is the primary source of earnings for the Company. At March 31, 2002 net loans were $66,178,000. The loan portfolio increased $4,995,000 or 8.16% during the first quarter. At March 31, 2002, the allowance for loan losses was $630,000 or 0.94% of total loans. Management believes that this is an adequate but not excessive amount based upon the composition of the current loan portfolio and current economic conditions. The relationship of the allowance to total loans will vary over time based upon Management's evaluation of the loan portfolio. Management evaluates the adequacy of the allowance on a monthly basis and adjusts it accordingly by a monthly charge to earnings using the provision for loan losses. During the first quarter of 2002, the provision for potential loan losses was $72,000 as compared to the 2001 amount of $87,000.

During the first quarter of 2002, the company reallocated its assets from lower earning overnight funds to higher yielding loans and investments. This reallocation should improve the company's net interest income over the remainder of the year.

Non-earning assets consist of premises and equipment, and other assets. Premises and equipment decreased during the quarter as a result of depreciation expense on these assets. Other assets consist primarily of accrued interest receivable and increased $50,000 as a result of the larger loan portfolio upon which to accrue interest and increases in the Company's deferred tax asset.

The Company funds its assets primarily through deposits from customers. Additionally, it will borrow funds from other sources to provide longer term fixed rate funding for its assets. The Company must pay interest on the majority of these funds and attempts to price these funds competitively in the market place but at a level that it can safely re-invest the funds profitably. At March 31, 2002, total deposits were $73,248,000 as compared to the year-end amount of $69,831,000. This is an increase of $3,417,000 or 4.89%.

Interest bearing deposits are comprised of the following categories:

                                      March 31, 2002   December 31, 2001
                                      ---------------  ------------------
Interest bearing demand and savings   $    22,676,000  $       21,443,000
Certificates of deposit in
denominations of $100,000 or greater       14,120,000          14,787,000
Other Certificates of deposit              29,727,000          27,498,000
                                      ---------------  ------------------
     Total                            $    66,523,000  $       63,728,000
                                      ===============  ==================

Other borrowings consist of Federal Home Loan Bank advances and are secured by investment securities and loans of the Company. No new advances were obtained during the current quarter.

CAPITAL ADEQUACY

The following table presents the Company's regulatory capital position as of March 31, 2002.

     Tier 1 Capital Ratio, actual                13.51%
     Tier 1 Capital minimum requirement           4.00%

     Tier 2 Capital Ratio, actual                14.44%
     Tier 2 Capital minimum requirement           8.00%

     Leverage Ratio                              10.09%
     Leverage Ratio minimum requirement           4.00%

The Company's ratios are well above the required regulatory minimums and provide a sufficient basis to support future growth of the Company.


RESULTS OF OPERATIONS

Net income for the current year is $121,000 as compared to the 2001 amount of $81,000. The increased net income was a result of an overall increase in the Company's net interest income and increased non-interest income.

Total interest income increased $188,000 or 14.42% from the previous year. This was the result of increased interest income on loans, which increased $286,000. The increase in income was the direct result of the larger loan portfolio in the current year. This increase was in spite of the major reductions in interest rate levels during the past 12 months.

Interest expense for 2002 was $654,000. This is the major expense item for the Company and decreased $29,000 from the previous year. This decrease is the direct result of the overall current lower interest rate environment. The Company has been able to reprice its increased level of deposits in the current year at a lower interest than the previous year.

Net interest income after the provision for loan losses was $766,000 in 2002 as compared to the 2001 amount of $534,000. This is an increase of $232,000 or 43.45%. This increase is the combined result of the increased level of earning assets, and the lower cost of funds during the current year. The overall growth rate has declined from previous years. Management is currently emphasizing a better interest margin as opposed to the higher growth rate emphasis in previous years.

Other income increased $28,000 to $166,000 in 2002. Service charges on deposit accounts increased $27,000 or 50% due to the larger number of deposit accounts. Mortgage origination fees increased $17,000 over the previous year. These fees are generated by facilitating mortgage loans for customers which are sold in the secondary market. The low interest rate levels led to increases in this area of activity in the Bank.

Non-interest expense increased $160,000 to $751,000 in 2002. This is an increase of 27.07%. The largest area of increase was in the salary and employee benefits category. This expense item is $406,000 in the current year as compared to the 2001 amount of $325,000. This is an increase of $81,000 or 24.92%. The growth in this expense item is due to the increased staffing required to properly serve the Company's customers and slightly higher levels of pay during the current year.

Data processing expenses increased $21,000 or 61.76% over the previous year. This is the result of the larger size of the Company. Other expenses increased $38,000 to $89,000 in the current year. The majority of this increase is the result of increased expenses for the mortgage loan department.

Diluted earnings per share for the current year are $0.08 and increased $0.03 or 60% from the previous year.




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



                   COMMUNITY CAPITAL BANCSHARES, INC.



   May 14, 2002                              /s/  Robert E. Lee
------------------                          ---------------------------
      Date                                  Robert E. Lee,
                                            President



   May 14, 2002                              /s/  David J. Baranko
------------------                          ---------------------------
      Date                                  David J. Baranko
                                            Chief Financial Officer
                                            (Duly authorized officer and
                                            principal financial / accounting
                                            officer )