Form 10QSB
period 2002-06-30
COMMUNITY CAPITAL BANCSHARES INC
filed 2002-08-13
CIK 1074369

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 2002
                                       -------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT 1934
        For the transition period from _______ to _______


              Commission File Number:   000-25345
                                        ---------


                       COMMUNITY CAPITAL BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

              Georgia                                          58-2413468
 -------------------------------                           ------------------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2002:
     1,440,699 SHARES

Transitional Small Business Disclosure Format (check one):
Yes             No  X
    ---            ---

PART  I  -  FINANCIAL  INFORMATION                                      Page No.
                                                                        --------

ITEM 1.    Financial Statements

     Consolidated balance sheets (unaudited) as of
        December 31, 2001 and June 30, 2002                                    3

     Consolidated statements of income (unaudited)
        for the three and six months ended June 30,2001 and 2002               4

     Consolidated statements of comprehensive income (loss) (unaudited)
        for the three and six months ended June 30, 2001 and 2002              5

     Consolidated Statements of cash flows (unaudited) for the
        six months ended June 30, 2001 and 2002                                6

Item 2.     Management's Discussion and Analysis of
      Financial Condition and results of operations                            8


PART II - OTHER INFORMATION

ITEM 2.  Changes in Securities and use of proceeds                            11

ITEM 4.  Submission of matters to a vote of Security Holders                  11

ITEM 5.  Other Matters                                                        11

ITEM 6.  Exhibits and reports on Form 8-K:                                    11

           Exhibit 99.1 - President/CEO and CFO Certification                 13

                                    COMMUNITY CAPITAL BANCSHARES, INC.
                                              AND SUBSIDIARY
                                 CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                          (Dollars in thousands)


                                                                       June 30,2002    December 31, 2001
                                                                      --------------  -------------------
ASSETS
------
Cash and due from banks                                               $       5,842   $            4,471
Federal funds sold                                                            1,591                4,483
Securities available for sale                                                20,561               14,999
Loans                                                                        74,201               61,801
Less allowance for loan losses                                                  742                  618
                                                                      --------------  -------------------
   Loans, net                                                                73,459               61,183
Premises and equipment                                                        2,687                2,600
Other assets                                                                  1,343                  949
                                                                      --------------  -------------------
                                                                      $     105,483   $           88,685
                                                                      ==============  ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits:
   Non-interest bearing                                               $       6,577   $            6,103
   Interest bearing                                                          79,827               63,728
                                                                      --------------  -------------------
     Total deposits                                                          86,404               69,831
Other borrowings                                                              9,068                9,251
Other liabilities                                                               596                  418
                                                                      --------------  -------------------
   TOTAL LIABILITIES                                                         96,068               79,500
                                                                      --------------  -------------------

Shareholders' equity:
Preferred Stock, par value not stated; 2,000,000 shares authorized;
  no shares issued                                                    $       -   -   $              - -
Common Stock, $1.00 par value, 10,000,000 shares authorized;
  1,499,560 shares issued                                                     1,500                1,500
Capital surplus                                                               8,085                8,085
Retained earnings (deficit)                                                      20                 (213)
Accumulated other comprehensive income                                          223                  180
Less cost of treasury stock, 58,861 shares as of June 30, 2002 and
52,690 shares as of December 31, 2001                                          (413)                (365)
                                                                      --------------  -------------------
     TOTAL SHAREHOLDERS' EQUITY                                               9,415                9,185
                                                                      --------------  -------------------
                                                                      $     105,483   $           88,685
                                                                      ==============  ===================

                                    COMMUNITY CAPITAL BANCSHARES, INC.
                                     CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                                (UNAUDITED)
                             (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                              Three months ended       Six months ended
                                                            ----------------------  ----------------------
                                                             June 30,    June 30,    June 30,     June 30,
                                                            ----------  ----------  ----------  ----------
                                                               2002        2001        2002        2001
                                                            ----------  ----------  ----------  ----------
INTEREST INCOME
  Loans                                                          1,324       1,098       2,619       2,096
  Taxable securities                                               254         245         435         513
  Tax exempt securities                                             10         - -          14
  Deposits in banks                                                  6          27          11          36
  Federal funds sold                                                10          45          28          74
                                                            ----------  ----------  ----------  ----------
     TOTAL INTEREST INCOME                                       1,604       1,416       3,107       2,719
                                                            ----------  ----------  ----------  ----------
INTEREST EXPENSE
  Deposits                                                         567         685       1,106       1,296
  Other borrowed money                                             117          73         232         143
                                                            ----------  ----------  ----------  ----------
     TOTAL INTEREST EXPENSE                                        684         758       1,338       1,439
                                                            ----------  ----------  ----------  ----------
     NET INTEREST INCOME                                           920         658       1,769       1,280
  Provision for loan losses                                        248          86         320         173
                                                            ----------  ----------  ----------  ----------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           672         572       1,449       1,107
                                                            ----------  ----------  ----------  ----------
OTHER INCOME
  Service charges on deposit accounts                               90          74         171         128
  Financial service fees                                            35          88          50         123
  Mortgage origination fees                                         39          47          92          83
  Gain on sale of investment securities                             42         - -          42         - -
  Other service charges, commissions and fees                       12           8          29          21
                                                            ----------  ----------  ----------  ----------
     TOTAL OTHER INCOME                                            218         217         384         355
                                                            ----------  ----------  ----------  ----------
OTHER EXPENSES
  Salaries and employee benefits                                   289         348         705         675
  Equipment and occupancy expense                                  112          89         193         168
  Marketing expense                                                 48          37          71          54
  Data processing expense                                           73          38         128          72
  Administrative expenses                                          113          89         210         172
  Other operating expenses                                          78          53         167          97
                                                            ----------  ----------  ----------  ----------
     TOTAL OTHER EXPENSES                                          713         667       1,474       1,257
                                                            ----------  ----------  ----------  ----------
     INCOME BEFORE INCOME TAXES                                    177         122         359         203
  Income tax expense                                                65         - -         126         - -
                                                            ----------  ----------  ----------  ----------
     NET INCOME                                                    112         122         233         203
                                                            ==========  ==========  ==========  ==========

NET INCOME PER COMMON SHARE                                 $     0.08  $     0.08  $     0.16  $     0.14
                                                            ==========  ==========  ==========  ==========
DILUTED NET INCOME PER COMMON SHARE                         $     0.08  $     0.08  $     0.16  $     0.14
                                                            ==========  ==========  ==========  ==========
  WEIGHTED AVERAGE SHARES OUTSTANDING                        1,442,609   1,462,193   1,444,343   1,462,986
                                                            ==========  ==========  ==========  ==========

                        COMMUNITY CAPITAL BANCSHARES, INC.
                                  AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                    (UNAUDITED)
                 Three and six months ended June 30, 2001 and 2002
                              (Dollars in thousands)

                                      Three Months Ended       Six Months Ended
                                    ----------------------  ----------------------
                                     June 30,    June 30,    June 30,    June 30,
                                       2002        2001        2002        2001
NET INCOME (LOSS)                   $     112   $     122   $     233   $     203
Other comprehensive Income
Net unrealized holding gains
(losses) arising during period            290          18         108         107
Tax (expense) benefit on
unrealized holding gains                  (99)         (6)        (37)        (29)
                                    ----------------------  ----------------------
Reclassification adjustment for
gains included in net income, net
of income taxes of $14                    (28)        - -         (28)        - -
                                    ----------------------  ----------------------
  COMPREHENSIVE INCOME              $     275   $     134   $     276   $     281
                                    ======================  ======================

                       COMMUNITY CAPITAL BANCSHARES, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                     Six Months ended June 30, 2001 and 2002
                             (Dollars in thousands)



                                                       2002       2001
                                                     ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $    233   $    203
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation                                             89         79
  Provision for loan losses                               320        173
  Provision for deferred taxes                            (69)       - -
  Increase in interest receivable                         (46)       (73)
  Net (gain) on sale of investments available for
  sale                                                    (42)       - -
  Other operating activities                             (131)      (154)
                                                     --------------------
       Net cash provided by operating activities          354        228
                                                     --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                     (176)       (48)
  Net decrease (increase) in federal funds sold         2,892     (4,358)
  Net (increase) in loans                             (12,596)   (10,374)
  Proceeds from maturities of securities available
  for sale                                              6,429      8,274
  Proceeds for sale if securities                       3,976        - -
  Purchase of securities available for sale           (15,851)    (9,778)
                                                     --------------------
       Net cash used in Investing activities          (15,326)   (16,284)
                                                     ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                             16,573     16,985
  Proceeds from FHLB advances                             - -        - -
  Repayment of other borrowings                          (183)      (183)
  Treasury stock transactions, net                        (47)       (14)
                                                     --------------------
       Net cash provided by financing activities       16,343     16,788
                                                     --------------------
  Net increase in cash                                  1,371        732
  Cash and due from banks at beginning of period        4,471      3,392
                                                     --------------------
  Cash and due from banks at end of period           $  5,842   $  4,124
                                                     ====================

SUPPLEMENTAL DISCLOSURE
  Cash paid for interest                             $  1,318   $  1,494
                                                     ====================
  Cash paid for income taxes                         $ 91,128   $    - -
                                                     ====================

NON-CASH TRANSACTION
  Unrealized (gains) losses on securities available
  for sale                                           $    (65)  $   (107)
                                                     ====================

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

The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the results of a full year's operations.

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

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the June 30, 2002 Form 10-QSB and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-KSB for the year ended December 31, 2001.

FINANCIAL CONDITION

As of June 30, 2002 the Company's total assets were $105,483,000 representing an increase of $16,798,000 or 18.94% from December 31, 2001. Earning assets consist of federal funds sold, investment securities and loans. These assets provide the majority of the Company's earnings. The mix of earning assets is a reflection of management's philosophy regarding earnings versus risk.

Federal funds sold represent an overnight investment of funds and can be converted immediately to cash. At June 30, 2002, federal funds sold were $1,591,000 as compared to the year-end amount of $4,483,000. This is a decrease of $2,892,000, and represents an allocation of funds to higher yielding loans and investments.

Investment securities consist primarily of U.S. Government and Agency securities. These investments are used to provide fixed maturities and as collateral for advances and large public fund deposits. During the year, investment securities increased $5,562,000. During the second quarter, the Company sold approximately $3,700,000 in securities which management felt would be called. These sales generated gains of $42,000. All securities are classified as available for sale under FASB 115 and are carried at current market values.

The loan portfolio is the largest earning asset and is the primary source of earnings for the Company. At June 30, 2002 net loans were $73,459,000. The loan portfolio increased $12,276,000 or 20.06% during the year. At June 30, 2002, the allowance for loan losses was $742,000 or 1.00% of total loans. Management believes that this is an adequate but not excessive amount based upon the composition of the current loan portfolio and current economic conditions. The relationship of the allowance to total loans will vary over time based upon Management's evaluation of the loan portfolio. Management evaluates the adequacy of the allowance on a monthly basis and adjusts it accordingly by a monthly charge to earnings using the provision for loan losses. During the year, the provision for potential loan losses was $320,000 as compared to the 2001 amount of $173,000. The uncollectible loans in the current year were primarily the result of two unrelated customers. Management feels that these loans are not indicative of the overall quality of the loan portfolio. At June 30, 2002 loans past due 30 days or more were $158,000 or 0.21% of outstanding loans. There were no loans on non-accrual status.

Non-earning assets consist of premises and equipment, and other assets.
Premises and equipment increased $87,000 during the year as a result of acquisitions of $176,000 and depreciation expense of $89,000. Other assets consist primarily of accrued interest receivable and increased $394,000 as a result of the larger amount of loans and investments upon which accrued interest is calculated.

The Company funds its assets primarily through deposits from customers. Additionally, it will borrow funds from other sources to provide longer term fixed rate funding for its assets. The Company must pay interest on the majority of these funds and attempts to price these funds competitively in the market place but at a level that it can safely re-invest the funds profitably. At June 30, 2002, total deposits were $86,404,000 as compared to the year-end amount of $69,831,000. This is an increase of $16,573,000 or 23.73%. The Company is beginning to see a slowing of its growth in deposits. This is a result of the declining interest rate environment that is causing customers to seek higher yields in other areas of investments.

Interest bearing deposits are comprised of the following categories:

                                      June 30, 2002   December 31, 2001
                                      --------------  ------------------
Interest bearing demand and savings   $   24,067,000  $       21,443,000
Certificates of deposit in
denominations of $100,000 or greater      16,181,000          14,787,000
Other Certificates of deposit             39,579,000          27,498,000
                                      --------------  ------------------
     Total                            $   79,827,000  $       63,728,000
                                      ==============  ==================

Other borrowings consist of Federal Home Loan Bank advances and are secured by one to four family loans and investment securities owned by the Company. No new advances were obtained during the current year.

CAPITAL ADEQUACY

The following table presents the Company's regulatory capital position as of June 30, 2002.

     Tier 1 Capital Ratio, actual               12.91%
     Tier 1 Capital minimum requirement          4.00%

     Tier 2 Capital Ratio, actual               13.93%
     Tier 2 Capital minimum requirement          8.00%

     Leverage Ratio                              9.33%
     Leverage Ratio minimum requirement          4.00%

The Company's ratios are well above the required regulatory minimums and provide a sufficient basis to support future growth of the Company.


RESULTS OF OPERATIONS

Net income for the current year is $233,000 as compared to the 2001 amount of $203,000. The increased net income was a result of an overall increase in the Company's net interest income and increased non-interest income.

Total interest income increased $389,000 or 14.27% from the previous year. This was the result of increased interest income on loans, which increased $523,000. The increase in income was the result of the larger loan portfolio in the current year and loan income increased in spite of the significantly lower interest rate environment in the current year.

Interest expense for 2002 is $1,338,000. This is the major expense item for the Company and decreased $101,000 from the previous year. This decrease is the result of the lower rates paid on deposits. The amount of deposits increased from the previous year, yet the Company was able to reduce the overall amount of this expense item due to the declining rate environment.

The provision for loan losses in the current year is $320,000 as compared to the prior year's amount of $173,000. This increase is due to the charge off of uncollectible loans and the resulting increased provision to keep the Allowance for loan losses at an acceptable level. During the 2002 the Company had net charge offs of $197,000.


Net interest income after the provision for loan losses was $1,449,000 in 2002 as compared to the 2001 amount of $1,107,000. This is an increase of $342,000 or 30.89%.

Other income increased $29,000 to $384,000 in 2002. Service charges on deposit accounts increased $43,000 or 33.59% due to the larger number of deposit accounts. The other significant item is gain resulting from the sale of investment securities of $42,000. Financial service fees declined in the current year to $50,000 from the 2001 amount of $123,000. The decline is the result of current conditions in the financial markets. This decrease was offset in part by the increases in fees earned by originating long term mortgage loans. These fees increased $9,000 to $92,000 and relate to mortgage loans which are originated by bank personnel but funded by other firms for sale in the secondary market. During the current year, the Bank received approval to begin offering Trust services. It is anticipated that the Bank will begin offering these services during the third quarter of this year.

Non-interest expense increased $217,000 to $1,474,000 in 2002. This is an increase of 17.26%. The largest area of increase was in Data processing. These costs are paid to third party providers and the contracts are based upon the Company's size and total number of accounts. This expense item increased $56,000 to $128,000 in the current year.

Equipment and occupancy expense increased $25,000 over the prior year. A portion of this increase is attributable to the opening of two loan production offices during the second quarter of the current year. These offices should provide additional profitability to the Company in the future as volumes increase to cover fixed operating costs. Administrative expenses were $210,000 in the current year as compared to $172,000 in 2001. The increase in this area is the result of increases in supply expense and legal, audit and other professional costs during the current year. These increases are to be expected in a growth situation such as the Company is currently experiencing.

During 2002 the Company utilized the remainder of its tax loss carryovers generated during its start up period. Income tax expense for the current year is $126,000 and there was no income tax expense in the previous year.

Fully diluted net income per share for the current year is $0.16 and increased $0.02 from the previous year.



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


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

     On April 24, 2002, Community Capital granted 14 options to purchase 2,131 shares of its common stock, $1.00 par value, to selected directors as compensation for their services to Albany Bank & Trust and Community Capital.

     Each option is exercisable upon the grant date at $8.15 per share and has a
maximum term of ten years.   Since the options were granted to directors, the
option grants did not involve a public offering, and therefore were exempt from registration under Section 4(2) of the Securities Act of 1933.

     Additionally, during fiscal year 2002, Community Capital has issued 1,641 shares to employees pursuant to purchases made by employees under the Community Capital Bancshares, Inc. Employee Stock Purchase Plan. The following table sets forth information regarding the shares purchased under this plan.

                             Number of shares
      Date Purchased            purchased              Purchase Price
      --------------         ----------------          --------------
      April 5, 2002                817                   $ 5,923.15
       July 5, 2002                824                   $ 5,883.91

Because these shares were sold to employees pursuant to an employee stock
purchase plan, the transactions did not involve a public offering     and
therefore were exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On April 22, 2002, the Company held its annual meeting of shareholders at which the following director nominees were elected to a three-year term by the votes indicated:

            Directors          Votes For      Votes Withheld
            ---------          ---------      --------------
      Robert M. Beauchamp      1,457,808          41,752
      Glenn A. Dowling         1,457,808          41,752
      Mary Helen Dykes         1,457,808          41,752
      Mark M. Shoemaker        1,457,808          41,752
      Lawrence B. Willson      1,457,808          41,752


ITEM 5.  OTHER INFORMATION
     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
     (a)  REPORTS ON FORM 8-K
               None
     (b)  OTHER EXHIBITS
               Certification by the Chief Executive Officer
               and Chief Financial Officer.       See page 14.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         COMMUNITY CAPITAL BANCSHARES, INC.



   August 13, 2002                 /s/  Robert E. Lee
   ---------------                 -----------------------------
       Date                        Robert E. Lee,
                                   President



   August 13, 2002                 /s/  David J. Baranko
   ---------------                 -----------------------------
         Date                      David J. Baranko
                                   Chief Financial Officer
                                   (Duly authorized officer and
                                   principal financial / accounting
                                   officer)