Form 10QSB
period 2002-09-30
COMMUNITY CAPITAL BANCSHARES INC
filed 2002-11-14
CIK 1074369

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2002
                                       ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT 1934
                For the transition period from _______ to _______


                        Commission File Number: 000-25345
                                                ---------


                       COMMUNITY CAPITAL BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

            Georgia                                     58-2413468
       ------------------                             --------------
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

                                 Not Applicable
                        ---------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
   -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30,2002:
     1,430,329 SHARES

Transitional Small Business Disclosure Format (check one):
Yes       No  X
   -----    -----

PART  I - FINANCIAL INFORMATION                                      Page  No.
                                                                     ---------

ITEM 1.     Financial Statements

     Consolidated balance sheets (unaudited)                               3

     Consolidated statements of operations (unaudited)                     4

     Consolidated statements of comprehensive income
       (unaudited)                                                         5

     Consolidated statements of cash flows (unaudited)                     6

Item 2.     Management's discussion and analysis of
      financial condition and results of operations                        8


PART II - OTHER INFORMATION

ITEM 2.  Changes in Securities and use of proceeds

ITEM 3.  Controls and procedures                                          11

ITEM 5.  Other Matters                                                    11

ITEM 6.  Exhibits and reports on Form 8-K:                                11

           Exhibit 99.1 - President/CEO and CFO Certification             13

                         COMMUNITY CAPITAL BANCSHARES, INC.  AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
                                       (DOLLARS IN THOUSANDS)


ASSETS                                                     September 30, 2002    December 31, 2001
------                                                    -----------------------------------------
Cash and due from banks                                   $             5,760   $            4,471
Federal funds sold                                                      3,062                4,483
Securities available for sale                                          18,685               14,999
Loans                                                                  74,644               61,801
Less allowance for loan losses                                            806                  618
                                                          --------------------  -------------------
     Loans, net                                                        73,838               61,183
Premises and equipment                                                  2,700                2,600
Other assets                                                            1,559                  949
                                                          --------------------  -------------------
                                                          $           105,604   $           88,685
                                                          ====================  ===================
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits:
     Non-interest bearing                                 $             6,946   $            6,103
     Interest bearing                                                  79,052               63,728
                                                          --------------------  -------------------
          Total deposits                                               85,998               69,831
Other borrowings                                                        8,976                9,251
Other liabilities                                                         863                  418
                                                          --------------------  -------------------
     TOTAL LIABILITIES                                                 95,837               79,500
                                                          --------------------  -------------------

Shareholders' equity:
Preferred Stock, par value not stated; 2,000,000 shares
      authorized; no shares issued                        $             -   -   $              - -
Common Stock, $1.00 par value, 10,000,000 shares
         authorized;  1,499,560 shares issued                           1,500                1,500
Capital surplus                                                         8,085                8,085
Accumulated income (deficit)                                              268                 (213)
Accumulated other comprehensive income                                    398                  180
Less cost of treasury stock, 69,231 shares as of
September 30, 2002 and 52,690 shares as of
December 31, 2001                                                        (484)                (357)
                                                          --------------------  -------------------
       TOTAL SHAREHOLDERS' EQUITY                                       9,767                9,185
                                                          --------------------  -------------------
                                                          $           105,604   $           88,685
                                                          ====================  ===================

See Notes to Consolidated Financial Statements

                             COMMUNITY CAPITAL BANCSHARES AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                           (Dollars in thousands except earnings per share)

                                                           Three months ended             Nine months ended
                                                     ------------------------------  ------------------------------
                                                     September 30,   September 30,   September 30,   September 30,
                                                              2001            2001            2002            2001
                                                     --------------  --------------  --------------  --------------
INTEREST INCOME
  Loans                                                       1,406           1,195           4,025           3,291
  Taxable securities                                            268             236             711             750
  Tax exempt securities                                          10             - -              24             - -
  Deposits in banks                                               8              27              11              63
  Federal funds sold                                             10              13              38              87
                                                     --------------  --------------  --------------  --------------
     TOTAL INTEREST INCOME                                    1,702           1,471           4,809           4,191
                                                     --------------  --------------  --------------  --------------
INTEREST EXPENSE
  Deposits                                                      579             644           1,686           1,940
  Other borrowed money                                          114              74             345             217
                                                     --------------  --------------  --------------  --------------
     TOTAL INTEREST EXPENSE                                     693             718           2,031           2,157
                                                     --------------  --------------  --------------  --------------
     NET INTEREST INCOME                                      1,009             753           2,778           2,034
  Provision for loan losses                                      34              98             354             271
                                                     --------------  --------------  --------------  --------------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN
       LOSSES                                                   975             655           2,424           1,763
                                                     --------------  --------------  --------------  --------------
OTHER INCOME
  Service charges on deposit accounts                            98              76             269             204
  Financial service fees                                         10              36              60             159
  Mortgage origination fees                                      72              35             164             118
  Gain on sale of investment securities                          66             - -             109             - -
  Other service charges, commissions and fees                    15               7              43              28
                                                     --------------  --------------  --------------  --------------
     TOTAL OTHER INCOME                                         261             154             645             509
                                                     --------------  --------------  --------------  --------------
OTHER EXPENSES
  Salaries and employee benefits                                404             344           1,109           1,019
  Equipment and occupancy expense                               109              82             303             251
 Marketing expense                                              40              19             111              73
  Data processing expense                                        65              48             193             120
  Administrative expenses                                       127              93             336             265
  Other operating expenses                                      115              38             282             156
                                                     --------------  --------------  --------------  --------------
     TOTAL OTHER EXPENSES                                       860             624           2,334           1,884
                                                     --------------  --------------  --------------  --------------
     INCOME BEFORE INCOME TAXES                                 376             185             735             388
  Income tax expense                                            128             - -             254             - -
                                                     --------------  --------------  --------------  --------------
     NET INCOME                                      $          248  $          185  $          481  $          388
                                                     ==============  ==============  ==============  ==============

INCOME PER COMMON SHARE                              $         0.17  $         0.13  $         0.33  $         0.27
                                                     ==============  ==============  ==============  ==============
DILUTED NET INCOME PER
COMMON SHARE                                                   0.17            0.12            0.32            0.26
                                                     ==============  ==============  ==============  ==============
Weighted average shares
 outstanding                                              1,437,488       1,461,161       1,442,092       1,462,388
                                                     ==============  ==============  ==============  ==============

See Notes to Consolidated Financial Statements

                         COMMUNITY CAPITAL BANCSHARES, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                           (Unaudited)
                                      (Dollars in thousands)

                                               Three months ended                   Nine months ended
                                          --------------------------------  ----------------------------------
                                           September 30,    September 30,    September 30,    September   30,
                                                    2002             2001             2002               2001
                                          ---------------  ---------------  ---------------  -----------------
NET INCOME (LOSS)                         $          248   $          185   $          481   $            388

  Other Comprehensive Income:
  Net unrealized holding gains (losses)              345              221              454                331

  Tax effect                                        (117)             (82)            (154)              (111)

  Reclassification adjustment for gains
  included in net income, net of income
  taxes of $27,000 for 3 months ended,
  and $41,000 for 9 months ended
  September 30, 2002                                 (54)                              (82)
                                          ===============  ===============  ===============  =================
COMPREHENSIVE INCOME (LOSS)               $          422   $          324   $          699   $            608
                                          ===============  ===============  ===============  =================

See Notes to Consolidated Financial Statements

                       COMMUNITY CAPITAL BANCSHARES, INC.
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  Nine months ended September 30, 2002 and 2001
                             (Dollars in thousands)



                                                        2002       2001
                                                      ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                   $    481   $    388
  Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation                                             137        119
  Provision for loan losses                                354        271
  Provision for deferred taxes                             (36)       - -
  Net (gain) on sale of investments available for
  sale                                                    (108)       - -
  Increase in interest receivable                          (42)      (121)
  Other operating activities                              (311)       (13)
                                                      --------------------
       Net cash used in operating activities               559        644
                                                      --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                      (237)       (82)
  Net decrease in Federal funds sold                     1,421      1,180
  Net increase in loans                                (13,009)   (19,229)
  Proceeds from maturities of securities available
  for sale                                              10,575     11,685
  Proceeds from sale of securities available for
  sale                                                   3,331        - -
  Purchase of securities available for sale            (17,126)   (12,528)
                                                      --------------------
       Net cash used in Investing activities           (15,045)   (18,974)
                                                      --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                              16,168     14,645
  Proceeds from FHLB advance                               - -        - -
  Increase in Federal funds purchased                      - -      3,519
  Repayment of other borrowings                           (275)      (275)
  Purchase of Treasury stock                              (118)      (128)
                                                      --------------------
       Net cash provided by financing activities        15,775     17,761
                                                      --------------------
  Net increase (decrease) in cash                        1,289       (569)
  Cash and due from banks at beginning of period         4,471      3,392
                                                      --------------------
  Cash and due from banks at end of period            $  5,760   $  2,283
                                                      ====================

SUPPLEMENTAL DISCLOSURE
  Cash paid for interest                              $  1,994   $  2,140
                                                      ====================

NON-CASH TRANSACTION
  Unrealized gains on securities available for sale   $    221   $    331
                                                      ====================

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the September 30, 2002 Form 10-QSB and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-KSB for the year ended December 31, 2001.

FINANCIAL CONDITION

As of September 30, 2002 the Company's total assets were $105,604,000 representing an increase of $16,919,000 or 19.08% from December 31, 2000. Earning assets consist of Federal funds sold, Investment securities and Loans. These assets provide the majority of the Company's earnings. The mix of earning assets is a reflection of management's philosophy regarding earning versus risk.

Federal funds sold represent an overnight investment of funds and can be converted immediately to cash. At September 30, 2002, Federal funds sold were 3,062,000 as compared to the year-end amount of $4,483,000. This is a decrease of $1,180,000.

Investment securities consist of U.S. Government, Agency and municipal securities. These investments are used to provide fixed maturities and as collateral for advances and large public fund deposits. During the year, investment securities increased $3,686,000. In the third quarter, the Company sold approximately $3,300,000 in bonds which it felt would be called. These sales generated a gain of $66,000. All securities are classified as available for sale under FASB 115 and are carried at current market values.

The loan portfolio is the largest earning asset and is the primary source of earnings for the Company. At September 30, 2002 net loans were $73,838,000.
The loan portfolio increased $12,655,000 or 20.68% during the year. At September 30, 2002, the allowance for loan losses was $806,000 or 1.08% of total loans. Management believes that this is an adequate but not excessive amount based upon the composition of the current loan portfolio and current economic conditions. The relationship of the allowance to total loans will vary over time based upon Management's evaluation of the loan portfolio. Management evaluates the adequacy of the allowance on a monthly basis and adjusts it accordingly by a monthly charge to earnings using the provision for loan losses. During the year, the provision for potential loan losses was $354,000 as compared to the 2001 amount of $271,000. This expense increased in the current year due to loans deemed uncollectible in the first half of the year.
Management does not anticipate any significant loan charge offs during the remainder of the current year.

Non-earning assets consist of premises and equipment, and other assets. Premises and equipment increased during the year due to the investment in the new branch locations opened during the second quarter. Other assets consist primarily of accrued interest receivable and deferred income taxes. This category increased $610,000 during the current year.

The Company funds its assets primarily through deposits from customers. Additionally, it will borrow funds from other sources to provide longer term fixed rate funding for its assets. The Company must pay interest on the majority of these funds and attempts to price these funds competitively in the market place but at a level that it can safely re-invest the funds profitably. At September 30, 2002, total deposits were $85,998,000 as compared to the year-end amount of $69,831,000. This is an increase of $16,167,000 or 23.15%. The Company is beginning to see a slowing of its growth in deposits. This is a result of the declining interest rate environment that is causing customers to seek higher yields in other areas of investments.

Interest bearing deposits are comprised of the following categories:

                                      September 30, 2002   December 31, 2001
                                      -------------------  ------------------
Interest bearing demand and savings   $        23,123,000  $       21,443,000
Certificates of deposit in
denominations of $100,000 or greater           16,138,000          14,787,000
Other Certificates of deposit                  39,791,000          27,498,000
                                      -------------------  ------------------
     Total                            $        79,052,000  $       63,728,000
                                      ===================  ==================

Other borrowings consist of Federal Home Loan Bank advances and are secured by investment securities owned and loans originated by the Bank. No new advances were obtained during the current year.

CAPITAL ADEQUACY

The following table presents the Company's regulatory capital position as of September 30, 2002.

     Tier 1 Capital Ratio, actual                12.66%
     Tier 1 Capital minimum requirement           4.00%

     Tier 2 Capital Ratio, actual                13.74%
     Tier 2 Capital minimum requirement           8.00%

     Leverage Ratio                               8.90%
     Leverage Ratio minimum requirement           4.00%

The Company's ratios are well above the required regulatory minimums and provide a sufficient basis to support future growth of the Company.

RESULTS OF OPERATIONS

Net income for the current year is $481,000 as compared to the 2001 amount of $388,000. The increased net income was a result of an overall increase in the Company's net interest income and increased non-interest income.

Total interest income increased $618,000 or 14.75% from the previous year. This was the result of increased interest income on loans, which increased $734,000.

Interest expense for 2002 is $2,031,000. This is the major expense item for the Company and decreased $126,000 from the previous year. The reason for this decrease was the dramatic decrease in the overall interest rate environment over the past twelve months. The lower rate environment is reflected in interest expense as the interest bearing liabilities reprice.

Net interest income after the provision for loan losses was $2,424,000 in 2002 as compared to the 2001 amount of $1,763,000. This is an increase of $661,000 or 37.49%. Again the improved earnings are the result of a larger volume in all categories of earning assets and decreased costs on paying liabilities during 2001.

Other income increased $136,000 to $645,000 in 2002. Service charges on deposit accounts increased $64,000 or 31.9% due to the larger number of deposit accounts. The other major area of increase was the gain from the sale of investment securities during the current year of $109,000.

Non-interest expense increased $450,000 to $2,334,000 in 2002. This is an increase of 23.9%. The increases in expenses were generally spread in all categories and are representative of the increased size of the Company.

During the current year, the Company began accruing income tax expense. In the previous year no income tax expense was accrued due to the reversal of valuations allowances on deferred tax benefits established in the Company's start-up years. All valuation allowances were reversed in the previous years. Income tax expense for the current year is $254,000. Net income before taxes for the current year is $735,000 as compared to the 2001 amount of $388,000. This is an increase of $347,000 or 89%. The Company will be subject to income taxes for the foreseeable future.

Fully diluted net income per share for the current year is $0.32 and increased $0.06 from the previous year.

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3.  CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses


ITEM 5.  OTHER INFORMATION
      None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
          a.   REPORTS ON FORM 8-K
               None

          b.   OTHER  EXHIBITS
            Certification by the Chief Executive Officer
            and Chief Financial Officer.    See page 13.

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       COMMUNITY CAPITAL BANCSHARES, INC.



   November 13, 2002               /s/ Robert E. Lee
   -----------------               ------------------
       Date                        Robert E. Lee,
                                   President



   November 13, 2002               /s/ David J. Baranko___
   -----------------               ---------------------
         Date                      David J. Baranko
                                   Chief Financial Officer
                                   (Duly authorized officer and
                                   principal financial / accounting
                                   officer)

                                  Certification


I, Charles M. Jones, III, Chief Executive Officer of Community Capital Bancshares, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Community Capital Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  13,  2002

                                   /s/  Charles  M.  Jones,  III
                                   -----------------------------
                                   Charles  M.  Jones,  III
                                   Chief  Executive  Officer

                                  Certification


I, David J. Baranko, Chief Financial Officer of Community Capital Bancshares, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Community Capital Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  13,  2002

                                   /s/  David  J.  Baranko
                                   -----------------------
                                   David  J.  Baranko
                                   Chief  Financial  Officer