Form 10-K/A
period 2001-12-31
COMMUNITY CAPITAL BANCSHARES INC
filed 2002-11-26
CIK 1074369

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                  FORM 10-KSB/A
                                 Amendment No. 1


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

     Albany Bank & Trust's investment policy specifies that the investment portfolio's primary objective is to assist in the management of the bank's asset/liability management. Investment purchases are used to maximize the return on available funds while matching investment maturities with maturities of interest bearing liabilities. Under the policy, the bank may invest in U.S. Government, federal agency, municipal and corporate bonds. Rated bonds must be rated "BAA" or higher and in-state bonds must be "A" or higher. Purchases of non-rated out-of-state municipal bonds are prohibited. Other bonds may be purchased after an evaluation of the creditworthiness of the issuer. The bank's securities are kept in safekeeping accounts at correspondent banks. While the sale of investment securities is permitted to improve quality of yields or to restructure the portfolio, the investment officer is prohibited from maintaining a trading account or speculation in bonds on behalf of the bank.

     All purchases and sales are reviewed by Albany Bank & Trust's Board of Directors on a monthly basis. The Asset and Liability Management Committee implements the investment policy and reviews it on an annual basis.

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

                                    PART III


ITEM  10.     EXECUTIVE  COMPENSATION

     The responses to this Item are included in Community Capital's Proxy Statement for the Annual Meeting of Shareholders held April 22, 2002, under the heading, "Compensation" at pages 7 through 9, and are incorporated herein by reference. This disclosure indicates that Community Capital's former Chief Executive Officer, Charles M. Jones, did not receive a salary for 1999, 2000 or 2001. Mr. Jones agreed to assume the duties of Chairman and Chief Executive Officer of Community Capital with no annual salary when Community Capital was formed.

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

0.7*      Form of Community Capital Bancshares, Inc. Incentive Stock Option
          Award. 1

10.8* Community Capital Bancshares, Inc. 2000 Outside Directors' Stock Option Plan. 4

10.9* Community Capital Bancshares, Inc. Non-Qualified Stock Option Agreement with Charles Jones, dated November 15, 1999. 4

10.10* Community Capital Bancshares, Inc. Non-Qualified Stock Option Agreement with Richard Bishop, dated April 11, 2000.4

10.11* Form of First Amendment to the Community Capital Bancshares, Inc. 1998 Stock Incentive Plan (filed with the intitial filing of this report).

10.12* Form of First Amendment to the Community Capital Bancshares, Inc. 2000 Outside Directors' Stock Option Plan (filed with the intitial filing of this report).

10.13* Community Capital Bancshares, Inc. Restated Employee Stock Purchase Plan (filed with the intitial filing of this report).

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

22.1      Subsidiaries of Community Capital Bancshares, Inc.1

24.1 Power of Attorney (appears on the signature pages to the intitial filing of this Annual Report on 10-KSB).

99.1      Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

    (b)   Reports on Form 8-K filed in the fourth quarter of 2001:   None

ITEM 14.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COMMUNITY CAPITAL BANCSHARES, INC.


                                          By:   /s/  Robert  E.  Lee
                                             --------------------------------
                                                Robert  E.  Lee
                                                President and
                                                Chief Executive Officer

                                          Date: November 25, 2002


                                  Certification

I, Robert E. Lee, Chief Executive Officer of Community Capital Bancshares, Inc., certify that:

1. I have reviewed the annual report on Form 10-KSB, as amended, of Community Capital Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment to the annual report (the "Evaluation Date"); and

     c) presented in this amendment to the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this amendment to the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  25,  2002

                                           /s/  Robert  E.  Lee
                                           --------------------
                                           Robert  E.  Lee
                                           Chief  Executive  Officer

                                  Certification

I, David J. Baranko, Chief Financial Officer of Community Capital Bancshares, Inc., certify that:

1. I have reviewed this annual report on Form 10-K, as amended, of Community Capital Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment to the annual report (the "Evaluation Date"); and

     c) presented in this amendment to the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this amendment to the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  25,  2002

                                       /s/  David  J.  Baranko
                                       -----------------------
                                       David  J.  Baranko
                                       Chief  Financial  Officer

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

0.7*      Form of Community Capital Bancshares, Inc. Incentive Stock Option
          Award. 1

10.8* Community Capital Bancshares, Inc. 2000 Outside Directors' Stock Option Plan. 4

10.9* Community Capital Bancshares, Inc. Non-Qualified Stock Option Agreement with Charles Jones, dated November 15, 1999. 4

10.10* Community Capital Bancshares, Inc. Non-Qualified Stock Option Agreement with Richard Bishop, dated April 11, 2000.4

10.11* Form of First Amendment to the Community Capital Bancshares, Inc. 1998 Stock Incentive Plan (filed with the intitial filing of this report).

10.12* Form of First Amendment to the Community Capital Bancshares, Inc. 2000 Outside Directors' Stock Option Plan (filed with the intitial filing of this report).

10.13* Community Capital Bancshares, Inc. Restated Employee Stock Purchase Plan (filed with the intitial filing of this report).

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

22.1      Subsidiaries of Community Capital Bancshares, Inc.1

24.1 Power of Attorney (appears on the signature pages to the initial filing of this Annual Report on 10-KSB).

99.1      Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

    (b)   Reports on Form 8-K filed in the fourth quarter of 2001:   None