Form 10QSB/A
period 2002-09-30
COMMUNITY CAPITAL BANCSHARES INC
filed 2002-12-04
CIK 1074369

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A
                                (AMENDMENT NO. 1)


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

This amendment is filed solely to add Exhibit 99.1, the certification of the issuer's chief executive officer and chief financial officer under Section 906 of the Sarbanes-Oxley Act of 2002. The exhibit was inadvertently omitted from the initial filing of the issuer's Form 10-QSB for the quarter ended September 30, 2002.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
          a.   REPORTS ON FORM 8-K
               None

          b.   EXHIBITS
               99.1 Certification by the Chief Executive Officer and Chief Financial Officer.

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



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