Form 10KSB
period 2002-12-31
COMMUNITY CAPITAL BANCSHARES INC
filed 2003-03-31
CIK 1074369

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.20549
                              ---------------------
                                   FORM 10-KSB
(Mark  One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  fiscal  year  ended  DECEMBER  31,  2002
                               -------------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  transition  period  from  ___________  to  ____________

     Commission  file  number                000-25345
                             ---------------------------------------------------

                       COMMUNITY CAPITAL BANCSHARES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

               GEORGIA                                      58-2413468
               -------                                      ----------
     (State or Other Jurisdiction of                     (I.R.S. Employer
     Incorporation  or  Organization)                   Identification No.)


2815 MEREDYTH DRIVE, ALBANY, GEORGIA                                    31707
----------------------------------------                              ---------
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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $7,215,000
                                                                   ---------

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: THE AGGREGATE NUMBER OF SHARES OF THE COMPANY'S COMMON STOCK HELD BY NON-AFFILIATES AS OF MARCH 13 2003 WAS 1,010,926. THE AGGREGATE MARKET VALUE OF THESE SHARES AS OF MARCH 13, 2003 WAS $12,393,953 BASED ON THE NASDAQ SMALLCAP MARKET CLOSING PRICE OF $12.26 ON MARCH 13, 2003.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,431,676 AS OF MARCH 13 2003.

     Transitional Small Business Disclosure format (check one):  Yes     No X
                                                                     ---   ---

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2002, are incorporated by reference into Parts I and II. Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held April 28, 2003, are incorporated by reference into Part III.

                                        TABLE OF CONTENTS

                                                                                                     PAGE
                                                                                                     ----
PART I. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
ITEM 1.  DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
ITEM 2.  DESCRIPTION OF PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
ITEM 3.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . . . . . . . . . . . . . .  15

PART II.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. . . . . . . . . . . .  15
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . .  15
ITEM 7.  FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . .  16

PART III. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT . . . . . . . . . . . . . . . . .  16
ITEM 10. EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT . . . . . . . . . . . . . . .  17
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . . . . . . . . . . . . . . .  20
ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB . . . . . . . . . . . . . . . . . . . . . . . . .  21
ITEM 14. CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

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

                               ALBANY BANK & TRUST

GENERAL

     Albany Bank & Trust was chartered as a national bank under the laws of the United States and began business as a full-service commercial bank on April 28, 1999. Albany Bank & Trust's lending services include consumer loans to individuals, commercial loans to small- to medium-sized businesses and professional concerns and real estate-related loans. Albany Bank & Trust offers a broad array of competitively priced deposit services including demand deposits, regular savings accounts, money market deposits, certificates of deposit and individual retirement accounts. To complement our lending and deposit services, we also provide cash management services, safe-deposit boxes, travelers checks, direct deposit, automatic drafts, and courier services to commercial customers. We offer our services through a variety of delivery systems including our main office, two loan production offices, automated teller machines, telephone banking, and Internet banking.

PHILOSOPHY

     Albany Bank & Trust operates as a community bank emphasizing prompt, personalized customer service to the residents and businesses located in Dougherty and Lee Counties, Georgia. We strive to provide responsive delivery of quality products and services to business customers and competitively priced consumer products to individual customers seeking a higher level of personalized service than that provided by larger regional banks. We have adopted this philosophy in order to attract customers and acquire market share controlled by other financial institutions in Albany Bank & Trust's market area. We believe that Albany Bank & Trust offers residents in Dougherty and Lee Counties the benefits associated with a locally owned and managed bank. Albany Bank & Trust's active call program allows its officers and directors to promote Albany Bank & Trust by personally describing the products, services and philosophy of Albany Bank & Trust to both existing customers and new business prospects. In addition, the chief executive officer, chief lending officer and chief financial officer of Albany Bank & Trust have substantial banking experience in Dougherty and Lee Counties, which facilitates Albany Bank & Trust's efforts to provide products and services designed to meet the needs of our customer base. Albany Bank & Trust's directors are active members of the business communities in Albany and around Dougherty and Lee Counties, and their continued active community involvement provides them with an opportunity to promote Albany Bank & Trust and its products and services.

MARKET AREA AND COMPETITION

     Albany Bank & Trust is located in Albany, Georgia, and its primary market area is the ten-mile radius surrounding its main office. Albany Bank & Trust draws a majority of its business from its primary market area which includes the majority of Dougherty County and the Southern portion of Lee County. Albany Bank & Trust competes for deposits and loan customers with other financial institutions whose resources are equal to or greater than those available to Albany Bank & Trust and Community Capital. According to information provided by the FDIC, as of June 30, 2002, Dougherty County was served by ten commercial banks with a total of 30 offices in Dougherty County. As of June 30, 2002, the total deposits within Dougherty County for these institutions were approximately $1.10 billion, of which approximately $87.4 million were held by Albany Bank & Trust. At December 31, 2002, Albany Bank & Trust's total deposits were $86 million. We believe our local ownership and management as well as our focus on personalized service helps us to compete with these institutions and to attract deposits and loans in our market area.

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

     INVESTMENTS. In addition to loans, Albany Bank & Trust makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United

States, other taxable securities and other obligations of states and municipalities. As of December 31, 2002, investment securities comprised approximately 15% of Albany Bank & Trust's assets, with net loans comprising approximately 74% of Albany Bank & Trust's assets. Albany Bank & Trust also engages in Federal funds transactions with its principal correspondent banks and primarily acts as a net seller of funds. The sale of Federal funds amounts to a short-term loan from Albany Bank & Trust to another bank.

     Albany Bank & Trust's investment policy specifies that the investment portfolio's primary objective is to assist in the management of the bank's asset / liability management. Investment purchases are used to maximize the return on available funds while matching investment maturities with maturities of interest bearing liabilities. Under the policy, Albany Bank & Trust may invest in U.S. Government, federal agency, municipal and corporate bonds. Rated bonds must be rated "BAA" or higher and in-state bonds must be "A" or higher. Purchases of non-rated out-of-state municipal bonds are prohibited. Other bonds may be purchased after an evaluation of the creditworthiness of the issuer. Albany Bank & Trust's securities are kept in safekeeping accounts at correspondent banks. While the sale of investment securities is permitted to improve quality of yields or to restructure the portfolio, the investment officer is prohibited from maintaining a trading account or speculation in bonds on behalf of Albany Bank & Trust.

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

     FINANCIAL SERVICES. This division offers customers a variety of non-deposit investment products such as trust services, stocks, mutual funds and annuities that are not FDIC insured. These products give customers an opportunity to diversify their holdings. Primary sources of customers are residents of our market area.

     OTHER BANKING SERVICES. Albany Bank & Trust's other banking services include ATM and MasterCard check cards, direct deposit, travelers checks, cash management services, courier service for commercial customers, bank-by-mail, bank-by-telephone, Internet banking, wire transfer of funds, night depositories and safe deposit boxes.

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

                                    EMPLOYEES

     At December 31, 2002, Community Capital and its subsidiary employed 37 full-time employees and 2 part-time employees. Community Capital considers its relationship with its employees to be excellent.



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

     Under the Bank Holding Company Act, if adequately capitalized and adequately managed, Community Capital or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for three years. Because the Bank has been incorporated for more than three years, this limitation does not apply to the Bank or to the Company.

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

     To qualify to become a financial holding company, Albany Bank & Trust and any other depository institution subsidiary of Community Capital must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, Community Capital must file and election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days' written notice prior to engaging in a permitted financial activity. Although we are eligible to elect to become a financial holding company, we currently have no plans to make such an election.

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

     BRANCHING. National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located. Under current Georgia law, Albany Bank & Trust may open branch offices throughout Georgia with the prior approval of the Office of the Comptroller of the Currency. In addition, with prior regulatory approval, Albany Bank & Trust may acquire branches of existing banks located in Georgia. Albany Bank & Trust and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

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

     PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category. At December 31, 2002, we qualified for the well-capitalized category.

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

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.68 cents per $100 of deposits for the first quarter of 2003.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

     COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on Albany Bank & Trust. Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, we are subject to a Community Reinvestment Act examination only once every 60 months if we receive an "outstanding" rating, once every 48 months if we receive a "satisfactory" rating and as needed if our rating is "less than satisfactory." Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

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

     In addition to the federal and state laws noted above, the Georgia Fair Lending Act ("GFLA") became effective on October 1, 2002. GFLA imposes new restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. While many of the GFLA requirements will apply regardless of the interest rate or charges on the loan, "high cost home loans," as defined by GFLA, are subject to the most requirements. We have implemented procedures to comply with all GFLA requirements.

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2002 our ratio of total capital to risk-weighted assets was 11.20% and our ratio of Tier 1 Capital to risk-weighted assets was 10.19%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2002, our leverage ratio was 7.82%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

ANTI-TERRORISM LEGISLATION

     In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

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

     Under the USA PATRIOT Act, financial institutions must establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

     -    the development of internal policies, procedures, and controls;

     -    the designation of a compliance officer;

     -    an ongoing employee training program; and

     -    an independent audit function to test the programs.

     Pursuant to the mandate of the USA PATRIOT Act, the Secretary of the Treasury issued regulations effective April 24, 2002 applicable to financial institutions. Because all federally insured depository institutions are required to have anti-money laundering programs, the regulations provide that a financial institution which is subject to regulation by a "federal functional" is in compliance with the regulations if it complies with the rules of its primary federal regulator governing the establishment and maintenance of anti-money laundering programs.

     Under the authority of the USA PATRIOT Act, the Secretary of the Treasury adopted rules on September 26, 2002 increasing the cooperation and information sharing between financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Under the new rules, a financial institution is required to:

     - expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities, listed in a request submitted by the Financial Crimes Enforcement Network ("FinCEN");

     -    notify FinCEN if an account or transaction is identified;

     -    designate a contact person to receive information requests;

     - limit use of information provided by FinCEN to: (1) reporting to FinCEN, (2) determining whether to establish or maintain an account or engage in a transaction and (3) assisting the financial institution in complying with the Bank Secrecy Act; and

     - maintain adequate procedures to protect the security and confidentiality of FinCEN requests.

     Under the new rules, a financial institution may also share information regarding individuals, entities, organizations and countries for purposes of identifying and, where appropriate, reporting activities that it suspects may involve possible terrorist activity or money laundering. Such information-sharing is protected under a safe harbor if the financial institution:

     - notifies FinCEN of its intention to share information, even when sharing with an affiliated financial institution;

     - takes reasonable steps to verify that, prior to sharing, the financial institution or association of financial institutions with which it intends to share information has submitted a notice to FinCEN;

     - limits the use of shared information to identifying and reporting on money laundering or terrorist activities, determining whether to establish or maintain an account or engage in a transaction, or assisting it in complying with the Bank Security Act; and

     - maintains adequate procedures to protect the security and confidentiality of the information.

     Any financial institution complying with these rules will not be deemed to have violated the privacy requirements discussed above.

     The Secretary of the Treasury also adopted a new rule on September 26, 2002 intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Under the new rule, financial institutions:

     - are prohibited from providing correspondent accounts to foreign shell banks;

     - are required to obtain a certification from foreign banks for which they maintain a correspondent account stating the foreign bank is not a shell bank and that it will not permit a foreign shell bank to have access to the U.S. account;

     - must maintain records identifying the owner of the foreign bank for which they may maintain a correspondent account and its agent in the Unites States designated to accept services of legal process;

     - must terminate correspondent accounts of foreign banks that fail to comply with or fail to contest a lawful request of the Secretary of the Treasury or the Attorney General of the United States, after being notified by the Secretary or Attorney General.

     The new rule applies to correspondent accounts established after October 28, 2002.


PROPOSED LEGISLATION AND REGULATORY ACTION

     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

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

                        SELECTED STATISTICAL INFORMATION

     The responses to this section of Item I are included in the Company's Annual Report to Shareholders under the heading "Selected Statistical Information" at pages 9 through 14, and are incorporated herein by reference.


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

     In 2002, the Bank opened two loan production offices. These locations provide new accounts, loans, night depository services and ATMs. Both locations are approximately 1,500 square feet and are leased under five-year operating leases. The Company also leases approximately 7,500 square feet which is used as its operations center under a five-year operating lease. These offices are located at the following addresses:

     Loan Production Office   Loan Production Office  Operations Center
     -----------------------  ----------------------  -----------------
     1533-B Highway 19 S      1529 Moultrie Road      2722 Dawson Road, Suite 1
     Leesburg, Georgia 31763  Albany, Georgia 31705   Albany, Georgia 31707

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

     On April 24, 2002, Community Capital granted options to purchase 2,131 shares of its common stock at $8.15 per share to selected directors as compensation for their services to Albany Bank & Trust and Community Capital. Each option is exercisable upon the grant date and has a maximum term of ten years. Since the options were granted to directors, the option grants did not involve a public offering, and therefore were exempt from registration under
Section 4(2) of the Securities Act of 1933.

     Additionally, the following table sets forth information regarding the shares purchased under the Community Capital Bancshares, Inc. Employee Stock Purchase Plan. Because these shares were sold to employees pursuant to an employee stock purchase plan, the transactions did not involve a public offering and therefore were exempt from registration under Section 4(2) of the Securities Act of 1933.

     DATE PURCHASED       NUMBER OF SHARES PURCHASED       PURCHASE PRICE
     --------------       --------------------------       --------------
     April 5, 2002                   817                      $ 7.25
     July 5, 2002                    824                      $ 7.14


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The response to this Item is included in Community Capital's Annual Report to Shareholders under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," at pages 1 through 8, and is incorporated herein by reference.


ITEM 7.     FINANCIAL STATEMENTS

     The following financial statements are included in Community Capital's Annual Report to Shareholders at pages 15 through 39, and are incorporated herein by reference.

     Independent Auditors' Report

     Consolidated balance sheets as of December 31, 2002 and 2001

     Consolidated statements of operations for the years ended December 31, 2002 and 2001

     Consolidated statements of comprehensive income for the years ended December 31, 2002 and 2001

     Consolidated statements of stockholders' equity for the years ended December 31, 2002 and 2001

     Consolidated statements of cash flows for the years ended December 31, 2002 and 2001

     Notes to consolidated financial statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The responses to this Item are included in Community Capital's Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2003, under the following headings, and are incorporated herein by reference.

     Proposal One: Election of Directors -Class I Nominated Directors, -Continuing Class II Directors and -Continuing Class III Directors" at pages 3 through 4

     "Executive Officers," at page 6;

     "Section 16(a) Beneficial Ownership Reporting Compliance," at pages 10 through 12.


ITEM 10.     EXECUTIVE COMPENSATION

     The responses to this Item are included in Community Capital's Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2003, under the heading, "Compensation" at pages 6 through 10, and are incorporated herein by reference.


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this Item is partially included in Community Capital's Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2003, under the headings "Security Ownership of Certain Beneficial Owners," at pages 10 through 11, and is incorporated herein by reference.

     The table below sets forth information regarding shares of Community Capital common stock authorized for issuance under the following Community Capital equity compensation plans:

-    Community  Capital  Bancshares,  Inc.  1998  Stock  Incentive  Plan

-    Community  Capital  Bancshares,  Inc.  2000 Outside Directors' Stock Option
     Plan

- Community Capital Bancshares, Inc. Non-qualified Stock Option Agreement with Charles M. Jones, III

- Community Capital Bancshares, Inc. Non-qualified Stock Option Agreement with Richard Bishop

-    Community  Capital  Bancshares,  Inc. Restated Employee Stock Purchase Plan

- Warrant Agreements between Community Capital Bancshares, Inc. and each of Community Capital's directors

     The Stock Incentive Plan was approved by shareholders on March 11, 1999. None of the other equity compensation plans or agreements listed above has been approved by Community Capital's shareholders. Each of those plans or agreements is described below.

                                                                                      Number of securities
                                                                                       remaining available
                                                                                       for future issuance
                                                                                        under the equity
                                           Number of securities                        compensation plans
                                            to be issued upon     Weighted-average      (excluding shares
                                               exercise of        exercise price of        subject to
                                           outstanding options   outstanding options  outstanding options
                                              and warrants          and warrants          and warrants)
                                           --------------------  -------------------  ---------------------
Equity compensation plans approved by
security holders                                        125,709                 7.09                  2,865
-----------------------------------------  --------------------  -------------------  ---------------------

Equity compensation plans not approved by
security holders                                        351,383                 7.03                 15,036

Total                                                   477,092                 7.05                 17,901




     2000 OUTSIDE DIRECTORS' STOCK OPTION PLAN. The 2000 Outside Directors' Stock Option Plan was adopted by the board of directors on April 24, 2000. This plan is not subject to the Employment Retirement Income Security Act of 1974, nor is it qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended. The 2000 Outside Directors' Stock Option Plan provides for the issuance of nonqualified stock options to members of the board of directors who are not employees of Community Capital or any of its affiliates and the charmain of the board of directors, regardless of whether he is an employee of Community Capital. Community Capital has reserved up to 21,429 shares of Community Capital's common stock for issuance under this plan upon exercise of an option. This number may change in the event of future stock dividends, stock splits, recapitalizations and similar events. If an option expires or terminates without being exercised, the shares subject to the unexercised portion of the option may again be available for awards under the 2000 Outside Directors' Stock Option Plan. The purpose of this plan is to promote in its non-employee directors personal interest in the welfare of Community Capital and provide incentives to the individuals who are primarily responsible for shaping and carrying out the long-term plans of Community Capital.

     The 2000 Outside Directors' Stock Option Plan provides for an annual grant of an option to purchase 142 shares of Community Capital's common stock to the existing non-employee directors and an option to purchase 285 shares of Community Capital's common stock to the chairman of the board as of the date of each annual shareholders' meeting. Options granted pursuant to this plan are generally nontransferrable except by will or the laws of descent and distribution unless otherwise permitted by the board of directors. These options are fully vested and exercisable immediately, subject to any restriction imposed by the primary federal regulator of Community Capital. The exercise price of these options must be equal to the fair market value of the common stock on the date the option is granted. The term of the options may not exceed ten years from the date of grant. If a participant ceases to be a director of Community Capital or any affiliate, the options expire, terminate and become unexercisable no later than 90 days after the date the participant ceases to provide such services.

     NON-QUALIFIED STOCK OPTION AGREEMENT WITH CHARLES M. JONES, III. On November 15, 1999, Mr. Jones was granted an option to purchase 21,429 shares of Community Capital's common stock at an exercise price of $7.35 per share, as adjusted to reflect Community Capital's ten-for-seven stock split effective in January 2001. This option vests in 20% equal increments over five years beginning on the first anniversary of the grant date for so long as Mr. Jones serves as a director of Community Capital or any of its affiliates. The option will be come fully vested if Mr. Jones retires on or after he reaches age 65 or upon a change in control of Community Capital. The option will expire on the tenth anniversary of the grant date or, if earlier, 90 days after Mr. Jones ceases to be a director of Community Capital or any affiliate.

     NON-QUALFIIED STOCK OPTION AGREEMENT WITH RICHARD BISHOP. On April 11, 2000, Mr. Bishop was granted an option to purchase 12,143 shares of Community Capital's common stock at an exercise price of $7.00 per share, as adjusted to reflect Community Capital's ten-for-seven stock split effective in January 2001. This option vests in 20% equal increments over five years beginning on the first anniversary of the grant date for so long as Mr. Bishop serves as an employee of Community Capital or any of its affiliates. The option will be come fully vested if Mr. Bishop retires on or after he reaches age 65 or upon a change in control of Community Capital. The option will expire on the tenth anniversary of the grant date or, if earlier, 90 days after Mr. Bishop ceases to be employee of Community Capital or any affiliate.

     RESTATED EMPLOYEE STOCK PURCHASE PLAN. The Employee Stock Purchase Plan enables eligible employees to purchase shares of Community Capital common stock through payroll deductions. An employee is eligible to participate in the Employee Stock Purchase Plan if that employee is a resident of Georgia and is employed in a position that customarily requires at least 20 hours of work per week. Under the Employee Stock Purchase Plan, employee payroll deductions are combined with matching contributions made by Community Capital and used to purchase shares of Community Capital common stock on behalf of the employee at the end of each calendar quarter. The shares are purchased in the open market at prevailing prices at the time of the purchase or may be purchased from Community Capital at fair market value. Fair market value is determined by Community Capital in good faith based on all relevant facts and circumstances as of the date of purchase. If an employee terminates employment with Community Capital or any affiliate or the employee no longer satisfies the eligibility requirements, the employee's payroll deductions made under the Employee Stock Purchase Plan that have not been used to purchase shares of Community Capital's common stock will be returned to that employee and any matching credits will be forfeited.

     WARRANT AGREEMENTS WITH EACH OF COMMUNITY CAPITAL'S DIRECTORS. On March 11, 1999, Community Capital issued its directors warrants to purchase an aggregate of 302,420 shares of Community Capital's common stock at $7.00 per share, as adjusted to reflect Community Capital's ten-for-seven stock split effective in January 2001. The warrants become exercisable in 20% annual increments beginning on the first anniversary of the issuance date. Exercisable warrants will remain exercisable for the ten-year period following the date of issuance or for 90 days after the warrant holder ceases to be a director of Community Capital, whichever is shorter. The exercise price of each warrant is subject to adjustment for stock splits, recapitalizations or other similar events. Additionally, if the Bank's capital falls below the minimum level, as determined by the Office of the Comptroller of the Currency, Community Capital may be directed to require the directors to exercise or forfeit their warrants.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The responses to this Item are included in Community Capital's Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2003, under the headings, "Certain Relationships and Related Transactions," at page 17, and "Compensation" at pages 6 through 10, and are incorporated herein by reference.

ITEM 13.     EXHIBITS, LISTS AND REPORTS ON FORM 8-K

     (a)     Exhibits

Exhibit
Number    Exhibit
------    -------

  3.1     Articles of Incorporation.(1)

  3.2     Bylaws.(1)

  4.1 Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

  10.3* Amended and Restated Employment Agreement dated August 19, 1998, among Albany Bank & Trust, N.A. (In Organization), Community Capital Bancshares, Inc. and Robert E. Lee(1) and the Form of Amendment thereto.(1)

  10.4* Employment Agreement dated October 1, 1998, among Albany Bank & Trust, N.A. (In Organization), Community Capital Bancshares, Inc. and David
          C. Guillebeau, as amended November 9, 1998 (1) and the Form of
          Second Amendment thereto.(1)

  10.5 Form of Community Capital Bancshares, Inc. Organizers' Warrant Agreement.(2)

  10.6* Community Capital Bancshares, Inc. Amended and Restated 1998 Stock Incentive Plan.(3)

  10.7* Form of Community Capital Bancshares, Inc. Incentive Stock Option Award.(1)

  10.8* Community Capital Bancshares, Inc. 2000 Outside Directors' Stock Option Plan.(4)

  10.9* Community Capital Bancshares, Inc. Non-Qualified Stock Option Agreement with Charles Jones, dated November 15, 1999.(4)

  10.10* Community Capital Bancshares, Inc. Non-Qualified Stock Option Agreement with Richard Bishop, dated April 11, 2000.(4)

  10.11* First Amendment to the Community Capital Bancshares, Inc. 1998 Stock Incentive Plan.

-------------------------------
*    Compensatory  plan  or  arrangement.

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

4 Incorporated by reference to exhibit of same number in Commuinty Capital's Form 10-QSB (File no. 000-25345), filed November 14, 2000.

  10.12* First Amendment to the Community Capital Bancshares, Inc. 2000 Outside Directors' Stock Option Plan.

  10.13*  Community Capital Bancshares, Inc. Restated Employee Stock Purchase
          Plan.

  13.1 Community Capital Bancshares, Inc. 2002 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, Community Capital's 2002 Annual Report to Shareholders is not deemed to be filed as part of this Report.

  22.1    Subsidiaries of Community Capital Bancshares, Inc.1

  23.1    Consent  of  Mauldin  &  Jenkins,  LLC

  24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

  99.1 Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)     Reports  on  Form  8-K  filed in the fourth quarter of 2002:   None


ITEM 14. CONTROLS AND PROCEDURES

     Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and as a date within 90 days prior to the date of this report (the "Evaluation Date"), our management, including our Chief Executive Officer and Chief Financial Officer, reviewed the effectiveness and design of our disclosure controls and procedures under Exchange Act Rules 13a-14 and 15d-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that such disclosure controls and procedures are adequate to ensure that material information relating to the Company, including its consolidated subsidiary, that is required to be included in its periodic filings with the Securities and Exchange Commission, is timely made known to them. There were no significant changes in internal controls, or to management's knowledge, in other factors that could significantly affect those internal controls subsequent to the Evaluation Date, and there has been no corrective action with respect to significant deficiencies or material weaknesses.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           COMMUNITY CAPITAL BANCSHARES, INC.


                                           By:   /s/ Robert E. Lee
                                              -------------------------------
                                                 Robert E. Lee
                                                 President

                                           Date: March 24, 2003



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

Signature                           Title                      Date
---------                           -----                      ----
/s/ Robert M. Beauchamp            Director                    March 24, 2003
--------------------------
Robert M. Beauchamp

                                   Director
--------------------------
Bennett D. Cotten, Jr.

/s/ Glenn A. Dowling               Director                    March 24, 2003
--------------------------
Glenn A. Dowling

/s/ Mary Helen Dykes               Director                    March 24, 2003
--------------------------
Mary Helen Dykes

/s/ Charles M. Jones, III         Chairman of the Board        March 24, 2003
--------------------------        and Chief Executive Officer
Charles M. Jones, III

/s/ Van Cise Knowles              Director                     March 24, 2003
--------------------------
Van Cise Knowles

/s/ C. Richard Langley            Director                     March 24, 2003
--------------------------
C. Richard Langley

/s/ Robert E. Lee                 Director and President       March 24, 2003
--------------------------        (Principal Executive
Robert E. Lee                     Officer)

/s/ Corinne C. Martin             Director                     March 24, 2003
--------------------------
Corinne C. Martin

/s/ William F. McAfee             Director                     March 24, 2003
--------------------------
William F. McAfee

/s/ Mark M. Shoemaker             Director                     March 24, 2003
--------------------------
Mark M. Shoemaker

/s/ Jane Anne D. Sullivan         Director                     March 24, 2003
--------------------------
Jane Anne D. Sullivan

/s/ John P. Ventulett, Jr.        Director                     March 24, 2003
--------------------------
John P. Ventulett, Jr.

/s/ Lawrence B. Willson           Director                     March 24, 2003
--------------------------
Lawrence B. Willson

/s/ James D. Woods                Director                     March 24, 2003
--------------------------
James D. Woods

/s/ David J. Baranko              Chief Financial Officer      March 24, 2003
--------------------------        (Principal Financial and
David J. Baranko                  Accounting Officer)

                                  CERTIFICATION


     I, Charles M. Jones, III, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Community Capital Bancshares, Inc. (the "Registrant");

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

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 24, 2003                            /s/ Charles M. Jones, III
                                                -----------------------------
                                                Charles M. Jones, III
                                                Chief Executive Officer

                                  CERTIFICATION


     I, David J. Baranko, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Community Capital Bancshares, Inc. (the "Registrant");

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

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 24, 2003                            /s/  David J. Baranko
                                                ------------------------------
                                                David J. Baranko
                                                Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------


Exhibit
Number    Exhibit
------    -------

  3.1     Articles of Incorporation.(1)

  3.2     Bylaws.(1)

  4.1 Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

  10.3* Amended and Restated Employment Agreement dated August 19, 1998, among Albany Bank & Trust, N.A. (In Organization), Community Capital Bancshares, Inc. and Robert E. Lee(1) and the Form of Amendment thereto.(1)

  10.4* Employment Agreement dated October 1, 1998, among Albany Bank & Trust, N.A. (In Organization), Community Capital Bancshares, Inc. and David
          C. Guillebeau, as amended November 9, 1998 (1) and the Form of
          Second Amendment thereto. (1)

  10.5 Form of Community Capital Bancshares, Inc. Organizers' Warrant Agreement.(2)

  10.6* Community Capital Bancshares, Inc. Amended and Restated 1998 Stock Incentive Plan.(3)

  10.7* Form of Community Capital Bancshares, Inc. Incentive Stock Option Award.(1)

  10.8* Community Capital Bancshares, Inc. 2000 Outside Directors' Stock Option Plan.(4)

  10.9* Community Capital Bancshares, Inc. Non-Qualified Stock Option Agreement with Charles Jones, dated November 15, 1999.(4)

  10.10* Community Capital Bancshares, Inc. Non-Qualified Stock Option Agreement with Richard Bishop, dated April 11, 2000.(4)


-------------------------------
*    Compensatory  plan  or  arrangement.

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

4 Incorporated by reference to exhibit of same number in Commuinty Capital's Form 10-QSB (File no. 000-25345), filed November 14, 2000.

  10.11* First Amendment to the Community Capital Bancshares, Inc. 1998 Stock Incentive Plan.

  10.12* First Amendment to the Community Capital Bancshares, Inc. 2000 Outside Directors' Stock Option Plan.

  10.13*  Community Capital Bancshares, Inc. Restated Employee Stock Purchase
          Plan.

  13.1 Community Capital Bancshares, Inc. 2002 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, Community Capital's 2002 Annual Report to Shareholders is not deemed to be filed as part of this Report.

  22.1    Subsidiaries of Community Capital Bancshares, Inc.1

  23.1    Consent  of  Mauldin  &  Jenkins,  LLC

  24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

  99.1 Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002