Form 10QSB
period 2003-03-31
COMMUNITY CAPITAL BANCSHARES INC
filed 2003-05-15
CIK 1074369

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003
                                                 --------------

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT 1934
                For the transition period from _______ to _______


                       Commission File Number:   000-25345
                                                 ---------


                       COMMUNITY CAPITAL BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                 Georgia                     58-2413468
            -------------------------------------------
(State or other jurisdiction of           (IRS Employer
 Incorporation or organization)          Identification No.)

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


            APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2003:
     1,431,676 SHARES

Transitional Small Business Disclosure Format (check one):
Yes       No  X
    ---      ---

PART I - FINANCIAL INFORMATION                                         Page No.
                                                                       --------

ITEM 1.    Financial Statements

      Consolidated balance sheets (unaudited) as of
        December 31, 2002 and March 31, 2003                             3

      Consolidated statement of operations (unaudited)
        for the three months ended March 31, 2002 and 2003               4

      Consolidated statement of comprehensive income (unaudited)
        for the three months ended March 31, 2002 and 2003               5

      Statement of cash flows (unaudited) for the
        three months ended March 31, 2002 and 2003                       6

Item 2.    Management's Discussion and Analysis of
       Financial Condition and results of operations                     9

Item 3.    Controls and procedures                                      11

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                              12

ITEM 2.  Changes in Securities and use of proceeds                      12

ITEM 3.  Defaults on Senior Securities                                  12

ITEM 4.  Submission of matters to a vote of Security Holders            12

ITEM 5.  Other Information                                              12

ITEM 6.  Exhibits and reports on Form 8-K                               12

Exhibit 1.1 - Placement Agreement Trust Preferred Securities            16
Exhibit 4.2 - Amended and Restated Agreement of Trust                   59
Exhibit 4.3 - Indenture Agreement                                       126
Exhibit 4.4 - Guarantee Agreement                                       187
Exhibit 99.1 - President/CEO and CFO Certification                      204

                                    COMMUNITY CAPITAL BANCSHARES, INC.
                                              AND SUBSIDIARY
                                 CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                          (Dollars in thousands)

                                                                      March 31,2003    December 31, 2002
                                                                     --------------    -----------------
ASSETS
------
Cash and due from banks                                              $        4,193   $            6,920
Federal funds sold                                                            5,254                    0
Securities available for sale                                                17,019               16,968
Loans                                                                        90,094               81,713
Less allowance for loan losses                                                  952                  821
                                                                     ---------------  -------------------
     Loans, net                                                              89,142               80,892
Premises and equipment                                                        3,020                3,058
Other assets                                                                  1,502                1,348
                                                                     ---------------  -------------------
     TOTAL ASSETS                                                    $      120,130   $          109,186
                                                                     ===============  ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits
     Non-interest bearing                                            $        6,715   $            6,731
     Interest bearing                                                        88,201               79,273
                                                                     ---------------  -------------------
          Total deposits                                                     94,916               86,004
Other borrowings                                                             14,823               12,590
Other liabilities                                                               588                  849
                                                                     ---------------  -------------------
     TOTAL LIABILITIES                                                      110,327               99,443
                                                                     ---------------  -------------------

Shareholders' equity
Preferred stock, par value not stated; 2,000,000 shares authorized;
   no shares issued                                                  $        -   -   $              - -
Common stock, $1.00 par value, 10,000,000 shares authorized;
   1,499,560 shares issued                                                    1,500                1,500
Capital surplus                                                               8,084                8,084
Retained earnings                                                               423                  354
Accumulated other comprehensive income                                          279                  295
Less cost of treasury stock, 67,884 shares as of March 31, 2003
and 68,539 shares as of December 31, 2002                                      (483)                (490)
                                                                     ---------------  -------------------
     TOTAL SHAREHOLDERS' EQUITY                                               9,803                9,742
                                                                     ---------------  -------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $      120,130   $          109,186
                                                                     ===============  ===================

                           COMMUNITY CAPITAL BANCSHARES, INC.
                                     AND SUBSIDIARY
                    CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                       Three months ended March 31, 2003 and 2002
                   (Dollars in thousands, except earnings per share)

                                                                       2003        2002
                                                                -----------  ----------
INTEREST INCOME
     Loans                                                      $     1,473  $    1,284
     Investment securities                                              174         185
     Deposits in banks                                                    6           5
     Federal funds sold                                                   5          18
                                                                -----------  ----------
          TOTAL INTEREST INCOME                                       1,658       1,492
                                                                -----------  ----------
INTEREST EXPENSE
     Deposits                                                           532         539
     Other borrowed money                                               103         115
                                                                -----------  ----------
         TOTAL INTEREST EXPENSE                                         635         654
                                                                -----------  ----------
         NET INTEREST INCOME                                          1,023         838
Provision for loan losses                                               130          72
                                                                -----------  ----------
         NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            893         766
                                                                -----------  ----------
OTHER INCOME
     Service charges on deposit accounts                                120          81
     Financial service fees                                              13          15
     Mortgage origination fees                                           82          53
     Other service charges, commissions and fees                         35          17
                                                                -----------  ----------
                                                                        250         166
                                                                -----------  ----------
OTHER EXPENSES
     Salaries and employee benefits                                     504         406
     Equipment and occupancy expenses                                   145          82
     Marketing expenses                                                  27          22
     Data processing expenses                                            81          55
     Administrative expenses                                            148          97
     Other expenses                                                     120          89
                                                                -----------  ----------
         TOTAL EXPENSES                                               1,025         751
                                                                -----------  ----------
INCOME (LOSS) BEFORE INCOME TAXES                                       118         181
Income tax expense                                                       48          60
                                                                -----------  ----------
NET INCOME                                                      $        70  $      121
                                                                ===========  ==========
BASIC EARNINGS PER SHARE (weighted average shares used in
calculation: 1,431,370 in 2003 and 1,445,914 in 2002)           $       .05  $       08
                                                                ===========  ==========
DILUTED EARNINGS PER SHARE (weighted average shares used in
calculation: 1,610,849 in 2003 and 1,497,984 in 2002)           $       .04  $      .08
                                                                ===========  ==========

                                COMMUNITY CAPITAL BANCSHARES, INC.
                                          AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                            Three months ended March 31, 2003 and 2002
                                      (Dollars in thousands)

                                                                           2003          2002
                                                                       ------------  -------------
NET INCOME                                                             $        70   $        121
Other comprehensive loss
  Net unrealized holding gains (losses) arising during period, net
of tax expense (benefit) of   $(9,000) in 2003 and $(61,000) in 2002           (16)          (120)
                                                                       ------------  -------------
 COMPREHENSIVE INCOME                                                  $        54   $          1
                                                                       ============  =============

                        COMMUNITY CAPITAL BANCSHARES, INC.
                                  AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    Three Months ended March 31, 2003 and 2002
                              (Dollars in thousands)


                                                         2003            2002
                                                    --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                      $          70   $         121
    Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                               64              43
    Provision for loan losses                                 131              72
    Decrease (increase) in interest receivable                (37)             19
    Other operating activities                               (379)            (76)
                                                    --------------  --------------
         Net cash used in operating activities               (151)            179
                                                    --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                        (26)            (58)
    Net decrease (increase) in federal funds sold          (5,254)          3,983
    Net increase in loans                                  (8,372)         (5,067)
    Proceeds from maturities of securities
    available for sale                                        899           2,326
    Purchase of securities available for sale                (975)         (5,488)
                                                    --------------  --------------
         Net cash used in Investing activities            (13,728)         (4,304)
                                                    --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                8,912           3,417
    Proceeds from Trust Preferred issuance                  4,000               -
    Decrease in federal funds purchased                    (1,705)              -
    Repayment of other borrowings                             (61)            (92)
    Sale (purchase) of treasury stock                           6              (8)
                                                    --------------  --------------
         Net cash provided by financing activities         11,152           3,317
                                                    --------------  --------------
    Net increase (decrease) in cash                        (2,727)           (808)
    Cash and due from banks at beginning of period          6,920           4,471
                                                    --------------  --------------
    Cash and due from banks at end of period        $       4,193   $       3,663
                                                    ==============  ==============

SUPPLEMENTAL DISCLOSURE
    Cash paid for interest                          $         534   $         675
                                                    ==============  ==============

NON-CASH TRANSACTION
    Unrealized losses on securities available for
    sale                                            $          25   $         181
                                                    ==============  ==============

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

The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended March 31, 2003 are not necessarily indicative of the results of a full year's operations, and should be read in conjunction with the Company's annual report as filed on Form 10-KSB.

The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America (GAAP) and with general practices within the banking industry.

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

STOCK  COMPENSATION  PLANS

At March 31, 2003, the Company had two stock-based employee compensation plans, which are described in more detail in the 2002 annual report. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. In addition, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure in December 2002. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The Company has not elected to adopt the recognition provisions of this Statement for stock-based employee compensation and has elected to continue with accounting methodology in Opinion No. 25 as permitted by SFAS No. 123.


                                                         QUARTER ENDED MARCH 31,
                                                         -----------------------
                                                             2003       2002
                                                           ---------  --------
        Net income, as reported                            $          $121,000
        Deduct: Total stock-based employee compensation
        expense determined under fair value based
        method for all awards, net of related tax effects   (23,000)   (25,000)
                                                           --------   --------
        Pro forma net income                               $ 47,000   $ 96,000
                                                           ========   ========
        Earnings per share:
        Basic - as reported                                $    .05   $    .08
                                                           ========   ========
        Basic - pro forma                                  $    .03   $    .07
                                                           ========   ========
        Diluted - as reported                              $    .04   $    .08
                                                           ========   ========
        Diluted - pro forma                                $    .03   $    .06
                                                           ========   ========

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the March 31, 2003 Form 10-QSB and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-KSB for the year ended December 31, 2002.

FINANCIAL CONDITION

As of March 31, 2003 the Company's total assets were $120,130,000 representing an increase of $10,944,000 or 10.02% from December 31, 2002. Earning assets consist of Federal funds sold, investment securities and loans. These assets provide the majority of the Company's earnings. The mix of earning assets is a reflection of management's philosophy regarding earnings versus risk.

Federal funds sold represent an overnight investment of funds and can be converted immediately to cash. At March 31, 2003, federal funds sold were $5,254,000. At December 31, 2002, the Company had no federal funds sold.

Investment securities consist of U.S. Government and Agency securities and municipal bonds. These investments are used to provide fixed maturities and as collateral for advances and large public fund deposits. During the first quarter, investment securities increased $51,000. All securities are classified as available for sale, and are carried at current market values.

The loan portfolio is the largest earning asset and is the primary source of earnings for the Company. At March 31, 2003 net loans were $89,142,000. The loan portfolio increased $8,381,000 or 10.26% during the first quarter. At March 31, 2003, the allowance for loan losses was $952,000 or 1.06% of total loans. Management believes this is an adequate but not excessive amount based upon the composition of the current loan portfolio and current economic conditions. The relationship of the allowance to total loans will vary over time based upon Management's evaluation of the loan portfolio. Management evaluates the adequacy of the allowance on a monthly basis and adjusts it accordingly by a monthly charge to earnings using the provision for loan losses. During the first quarter of 2003, the provision for potential loan losses was $130,000 as compared to the 2002 amount of $72,000.

     In March, 2003, the Company formed a wholly owned Connecticut statutory trust, Community Capital Statutory Trust I (the "Trust"), which issued $4 million aggregate principal amount of trust preferred securities. The trust preferred securities represent guaranteed preferred beneficial interests in the Company's junior subordinated deferrable interest debentures that qualify as Tier I capital subject to the limitations under Federal Reserve Board guidelines. The Company owns all of the $124,000 aggregate principal amount of the common securities of the Trust. The proceeds from the issuance of the common securities and the trust preferred securities were used by the Trust to purchase $4.1 million of junior subordinated debentures of the Company, which pay interest at a floating rate equal to the three-month LIBOR plus 315 basis points. The proceeds received by the Company from the sale of the junior subordinated debentures were used to provide additional paid in capital to the
Bank, to support future growth of the Bank.   The debentures represent the sole
asset of the Trust. The debentures and related earnings statement effects are eliminated in the Company's financial statements.

     The trust preferred securities accrue and pay quarterly distributions based on the liquidation value of $1,000 per capital security at a floating rate equal to the three-month LIBOR plus 315 basis points. The Company has entered into contractual arrangements which, taken collectively, constitute a full and unconditional guarantee on a subordinated basis by the Company of the obligations of the Trust under the trust preferred securities. The Company's guarantee, however, does not apply if the Company does not make payments on the debentures and, as a result, the Trust does not have sufficient funds to make payments.

     The trust preferred securities are mandatorily redeemable upon maturity of the debentures on March 26, 2033, or upon earlier redemption of the debentures as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after March 26, 2008. As specified in the indenture, if the debentures are redeemed on or after March 26, 2008 and prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. Additionally, the Company may redeem, at any time (and possibly before March 26, 2008), within 120 days following the occurrence of a change in banking, tax, investment company or other laws or regulations that results in specified changes in the treatment of the trust preferred securities for tax or regulatory capital purposes or under the Investment Company Act of 1940. If the debentures are redeemed prior to March 26, 2008, the redemption price will be equal to 107.5% of the principal amount plus any accrued and unpaid interest.

The majority of the funds from the Trust preferred securities were passed through to the Bank in the form of additional paid in capital, to provide for future growth of the Bank. These funds plus the increase in deposits during the first quarter accounted for the increase in Federal funds sold.

Non-earning assets consist of premises and equipment, and other assets. Premises and equipment decreased during the quarter as a result of depreciation expense on these assets. Other assets consist primarily of accrued interest receivable and increased $154,000 as a result of the larger loan portfolio upon which to accrue interest.

The Company funds its assets primarily through deposits from customers. Additionally, it will borrow funds from other sources to provide longer term fixed rate funding for its assets. The Company must pay interest on the majority of these funds and attempts to price these funds competitively in the market place but at a level that it can safely re-invest the funds profitably. At March 31, 2003, total deposits were $94,916,000 as compared to the year-end amount of $86,004,000. This is an increase of $8,912,000 or 10.36%.



Interest bearing deposits are comprised of the following categories:

                                      March 31, 2003   December 31, 2002
                                      ---------------  ------------------
Interest bearing demand and savings   $    28,404,000  $       23,735,000

Certificates of deposit in
denominations of $100,000 or greater       17,976,000          16,413,000

Other Certificates of deposit              41,821,000          39,125,000
                                      ---------------  ------------------
     Total                            $    88,201,000  $       79,273,000
                                      ===============  ==================

Other borrowings consist of Federal Home Loan Bank advances and are secured by investment securities and loans of the Company. No new advances were obtained during the current quarter.

CAPITAL ADEQUACY

The following table presents the Company's regulatory capital position as of March 31, 2003.

     Tier 1 Capital Ratio, actual                13.77%
     Tier 1 Capital minimum requirement           4.00%

     Tier 2 Capital Ratio, actual                16.74%
     Tier 2 Capital minimum requirement           8.00%

     Leverage Ratio                              10.60%
     Leverage Ratio minimum requirement           4.00%


The Company's ratios are well above the required regulatory minimums and provide a sufficient basis to support future growth of the Company.


RESULTS OF OPERATIONS


Net income for the current year is $70,000 as compared to the 2002 amount of $121,000. The decreased net income was a result of an overall increase in the Company's net interest income and was offset by increased non-interest expense.

Total interest income increased $166,000 or 11.13% from the previous year. This was the result of increased interest income on loans, which increased $189,000. The increase in income was the direct result of the larger loan portfolio in the current year. This increase was in spite of the major reductions in interest rate levels during the past 12 months.

Interest expense for 2003 was $635,000. This is the major expense item for the Company and decreased $31,000 from the previous year. This decrease is the direct result of the overall current lower interest rate environment. The Company has been able to reprice its increased level of deposits in the current year at a lower interest than the previous year.

Net interest income after the provision for loan losses was $893,000 in 2003 as compared to the 2002 amount of $766,000. This is an increase of $127,000 or 16.58%. This increase is the combined result of the increased level of earning assets, and the lower cost of funds during the current year. The overall growth rate has declined from previous years. Management is currently emphasizing a better interest margin as opposed to the higher growth rate emphasis in previous years.

Other income increased $84,000 to $250,000 in 2003. Service charges on deposit accounts increased $39,000 or 48% due to the larger number of deposit accounts. Mortgage origination fees increased $29,000 over the previous year. These fees are generated by facilitating mortgage loans for customers, which are sold in the secondary market. The low interest rate levels led to increases in this area of activity in the Bank.

Non-interest expense increased $274,000 to $1,025,000 in 2003. This is an increase of 36.48%. The largest area of increase was in the salary and employee benefits category. This expense item is $504,000 in the current year as compared to the 2002 amount of $406,000. This is an increase of $98,000 or 24.14%. The growth in this expense item is due to the increased staffing required to properly serve the Company's customers and slightly higher levels of pay during the current year.

Data processing expenses increased $26,000 or 47.27% over the previous year. This is the result of the larger size of the Company. Other expenses increased $31,000 to $120,000 in the current year. The majority of this increase is the result of increased expenses for the mortgage loan department.

Diluted earnings per share for the current year are $0.04 and decreased $0.04 or 50% from the previous year.



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

ITEM 3.  CONTROLS  AND  PROCEDURES

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses

                                     PART II

ITEM 1.  LEGAL  PROCEEDINGS
         None
ITEM 2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
     (a) None
     (b) None
     (c) On February 23,2003, Community Capital granted five members of management options to purchase an aggregate of 50,000 shares of Community Capital's common stock at an exercise price of $10.18 per share. These options vest in 20% equal increments over five years beginning on the first anniversary of the grant date for so long as the individual serves as an employee of Community Capital or any of its affiliates. The options will become fully vested if there is a change in control of Community Capital. The options will expire on the tenth anniversary of the grant date or, if earlier, 90 days after the optionee ceases to be employee of Community Capital or any affiliate. Since the options were only granted to officers of Community Capital and the Bank, the option grants did not involve a public offering, and therefore were exempt from registration under Section 4(2) of the Securities Act of 1933.

          In March, 2003, the Company formed a wholly owned Connecticut statutory trust, Community Capital Statutory Trust I (the "Trust"), which issued $4 million aggregate principal amount of trust preferred securities. The trust preferred securities represent guaranteed preferred beneficial interests in the Company's junior subordinated deferrable interest debentures that qualify as Tier I capital subject to the limitations under Federal Reserve Board guidelines. The Company owns all of the $124,000 aggregate principal amount of the common securities of the Trust. The proceeds from the issuance of the common securities and the trust preferred securities were used by the Trust to purchase $4.1 million of junior subordinated debentures of the Company, which pay interest at a floating rate equal to the three-month LIBOR plus 315 basis points. The debentures represent the sole asset of the Trust.

          The trust preferred securities accrue and pay quarterly distributions based on the liquidation value of $1,000 per capital security at a floating rate equal to the three-month LIBOR plus 315 basis points. The Company has entered into contractual arrangements which, taken collectively, constitute a full and unconditional guarantee on a subordinated basis by the Company of the obligations of the Trust under the trust preferred securities. The Company's guarantee, however, does not apply if the Company does not make payments on the debentures and, as a result, the Trust does not have sufficient funds to make payments.

          The trust preferred securities are mandatorily redeemable upon maturity of the debentures on March 26, 2033, or upon earlier redemption of the debentures as provided in the indenture. The Company has the right to redeem the debentures purchased by the Trust in whole or in part, on or after March 26, 2008. As specified in the indenture, if the debentures are redeemed on or after March 26, 2008 and prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. Additionally, the Company may redeem, at any time (and possibly before March 26, 2008), within 120 days following the occurrence of a change in banking, tax, investment company or other laws or regulations that results in specified changes in the treatment of the trust preferred securities for tax or regulatory capital purposes or under the Investment Company Act of 1940. If the debentures are redeemed prior to March 26, 2008, the redemption price will be equal to 107.5% of the principal amount plus any accrued and unpaid interest.

          FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. served as placement agents in connection with the issuance of the trust preferred securities and debentures and each were compensated $60,000 for their services. Since the trust preferred securities and debentures were issued to an institutional investors the securities were exempt from registration under Rule 506 of the Securities Act of 1933.

ITEM 3.  DEFAULTS  ON  SENIOR  SECURITIES
     None

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
     None


ITEM 5.  OTHER  INFORMATION
               None

ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
     (a)  REPORTS  ON  FORM  8-K
     None
     (b)  EXHIBIT  1.1
     Trust Preferred Placement Agreement
     (c)  EXHIBIT  4.2
     Amended and restated declaration of trust
     (d)  EXHIBIT  4.3
     Indenture  Agreement
     (d)  EXHIBIT  4.4
     Guarantee  Agreement

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                   COMMUNITY CAPITAL BANCSHARES, INC.



   May 14, 2003                  /s/ Robert E. Lee
   ------------                  -----------------------
       Date                      Robert E. Lee,
                                 President



   May 14, 2003                 /s/ David J. Baranko
   ------------                 ------------------------
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

     a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May  14,  2003

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

          a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May  14,  2003

                                   /s/  David  J.  Baranko
                                   -----------------------
                                   David  J.  Baranko
                              Chief  Financial  Officer