Form 10QSB/A
period 2003-03-31
COMMUNITY CAPITAL BANCSHARES INC
filed 2003-05-21
CIK 1074369

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

[X] QUARTERLY REPORT UNDER SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For  the  quarterly  period  ended  March  31,  2003
                                               ----------------

[  ]    TRANSITION  REPORT  UNDER  SECTION  13 OR 15(d) OF THE EXCHANGE ACT 1934
           For  the  transition  period  from  _______  to  _______


                 Commission  File  Number:   000-25345
                                             ---------


                   COMMUNITY  CAPITAL  BANCSHARES,  INC.
    (Exact  name  of  registrant  as  specified  in  its  charter)

            Georgia                                   58-2413468
-----------------------------------               --------------------
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


     THIS AMENDMENT NO. 1 TO THE REGISTRANT'S QUARTERLY REPORT ON FORM 10-QSB FOR THE PERIOD ENDING MARCH 31, 2003 (THE "REPORT") IS BEING FILED SOLELY TO REFILE EXHIBITS 1.1, 4.2, 4.3, AND 4.4, WHICH CONTAINED FORMATTING ERRORS AS FILED WITH THE REPORT FILED ON MAY 15, 2003.

PART  II.
--------
ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K
           (a)     EXHIBITS:
           1.1     Form  of  Trust  Preferred  Placement  Agreement
           4.2     Form  of  Amended  and  restated  declaration  of  trust
           4.3     Form  of  Indenture  Agreement
           4.4     Form  of  Guarantee  Agreement
           99.1    Certification Pursuant to 18 U.S.C. Section 1350
                   As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                   COMMUNITY  CAPITAL  BANCSHARES,  INC.



  May  20,  2003                   /s/  Robert  E.  Lee
------------------                 ---------------------
       Date                        Robert  E.  Lee,
                                   President



  May  20,  2003                   /s/  David  J.  Baranko
------------------                 ------------------------
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

Date:  May  20,  2003

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

Date:  May  20,  2003

                                   /s/  David  J.  Baranko
                                   -----------------------
                                   David  J.  Baranko
                                   Chief  Financial  Officer