Form 10QSB
period 2003-06-30
COMMUNITY CAPITAL BANCSHARES INC
filed 2003-08-14
CIK 1074369

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  quarterly  period  ended  June 30, 2003
                                            -------------

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

                    P.O. Drawer 71269, Albany, Georgia 31708
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (229) 446-2265
                                ---------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                       ----------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
     ---        ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 13, 2003:
     1,432,533  SHARES

Transitional Small Business Disclosure Format (check one):
Yes        No    X
     ---        ---

PART I - FINANCIAL INFORMATION                                      Page No.
                                                                    --------
ITEM 1.    Financial Statements

     Consolidated balance sheets (unaudited) as of
       December 31, 2002 and June 30, 2003                                 3

     Consolidated statement of operations (unaudited)
       for the three and six months ended June 30, 2002 and 2003           4

     Consolidated statement of comprehensive income (unaudited)
       for the three and six months ended June 30, 2002 and 2003           5

     Statement of cash flows (unaudited) for the
       six months ended June 30, 2002 and 2003                             6

Item 2.    Management's Discussion and Analysis of
   Financial Condition and results of operations                          10

Item 3.    Controls and procedures                                        12

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                14

ITEM 2.  Changes in Securities and use of proceeds                        14

ITEM 3.  Defaults on Senior Securities                                    14

ITEM 4.  Submission of matters to a vote of Security Holders              14

ITEM 5.  Other Information                                                14

ITEM 6.  Exhibits and reports on Form 8-K                                 14

                                    COMMUNITY CAPITAL BANCSHARES, INC.
                                              AND SUBSIDIARY
                                 CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                          (Dollars in thousands)


                                                                      June 30, 2003    December 31, 2002
                                                                     ---------------  -------------------

ASSETS
------
Cash and due from banks                                              $        5,635   $            6,920
Federal funds sold                                                            6,449                    0
Securities available for sale                                                19,262               16,968
Loans                                                                        92,970               81,713
Less allowance for loan losses                                                1,005                  821
                                                                     ---------------  -------------------
    Loans, net                                                               91,965               80,892
Premises and equipment                                                        2,967                3,058
Other assets                                                                  1,684                1,348
                                                                     ---------------  -------------------
    TOTAL ASSETS                                                     $      127,962   $          109,186
                                                                     ===============  ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits
    Non-interest bearing                                             $        6,701   $            6,731
    Interest bearing                                                         95,836               79,273
                                                                     ---------------  -------------------
        Total deposits                                                      102,537               86,004
Other borrowings                                                             14,701               12,590
Other liabilities                                                               781                  849
                                                                     ---------------  -------------------
    TOTAL LIABILITIES                                                       118,019               99,443
                                                                     ---------------  -------------------

Shareholders' equity
Preferred stock, par value not stated; 2,000,000 shares authorized;
  no shares issued                                                   $        -   -   $              - -
Common stock, $1.00 par value, 10,000,000 shares authorized;
  1,499,560 shares issued                                                     1,500                1,500
Capital surplus                                                               8,084                8,084
Retained earnings                                                               524                  354
Accumulated other comprehensive income                                          312                  295
Less cost of treasury stock, 66,438 shares as of June 30, 2003 and
68,539 shares as of December 31, 2002                                          (477)                (490)
                                                                     ---------------  -------------------
       TOTAL SHAREHOLDERS' EQUITY                                             9,943                9,743
                                                                     ---------------  -------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $      127,962   $          109,186
                                                                     ===============  ===================

                                    COMMUNITY CAPITAL BANCSHARES, INC.
                                     CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                                (UNAUDITED)
                             (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


                                                              Three months ended       Six months ended
                                                            ----------------------  ----------------------
                                                             June 30,    June 30,    June 30,    June 30,
                                                            ----------  ----------  ----------  ----------
                                                               2003        2002        2003        2002
                                                            ----------  ----------  ----------  ----------
INTEREST INCOME
  Loans                                                          1,566       1,304       3,039       2,619
  Taxable securities                                               149         274         314         435
  Tax exempt securities                                             11          10          22          14
  Deposits in banks                                                  8           6          13          11
  Federal funds sold                                                16          10          20          28
                                                            ----------  ----------  ----------  ----------
       TOTAL INTEREST INCOME                                     1,750       1,604       3,408       3,107
                                                            ----------  ----------  ----------  ----------
INTEREST EXPENSE
  Deposits                                                         521         567       1,052       1,106
  Other borrowed money                                             161         117         265         232
                                                            ----------  ----------  ----------  ----------
       TOTAL INTEREST EXPENSE                                      682         684       1,317       1,338
                                                            ----------  ----------  ----------  ----------
       NET INTEREST INCOME                                       1,068         920       2,091       1,769
  Provision for loan losses                                         85         248         215         320
                                                            ----------  ----------  ----------  ----------
       NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         983         672       1,876       1,449
                                                            ----------  ----------  ----------  ----------
OTHER INCOME
  Service charges on deposit accounts                              123          90         244         171
  Financial service fees                                            15          35          28          50
  Mortgage origination fees                                         71          39         153          92
  Gain on sale of investment securities                              0          42           0          42
  Other service charges, commissions and fees                       21          12          54          29
                                                            ----------  ----------  ----------  ----------
       TOTAL OTHER INCOME                                          230         218         479         384
                                                            ----------  ----------  ----------  ----------
OTHER EXPENSES
  Salaries and employee benefits                                   471         289         975         705
  Equipment and occupancy expense                                  150         112         295         193
  Marketing expense                                                 23          48          50          71
  Data processing expense                                           90          73         172         128
  Administrative expenses                                          173         113         321         210
  Other operating expenses                                         121          78         240         167
                                                            ----------  ----------  ----------  ----------
       TOTAL OTHER EXPENSES                                      1,028         713       2,053       1,474
                                                            ----------  ----------  ----------  ----------
       INCOME BEFORE INCOME TAXES                                  185         177         302         359
  Income tax expense                                                54          65         102         126
                                                            ----------  ----------  ----------  ----------
       NET INCOME                                                  131         112         200         233
                                                            ==========  ==========  ==========  ==========

NET INCOME PER COMMON SHARE                                 $     0.09  $     0.08  $     0.14  $     0.16
                                                            ==========  ==========  ==========  ==========
DILUTED NET INCOME PER COMMON SHARE                         $     0.08  $     0.08  $     0.12  $     0.16
                                                            ==========  ==========  ==========  ==========
  WEIGHTED AVERAGE SHARES OUTSTANDING                        1,432,175   1,442,609   1,431,775   1,444,343
  DILUTED AVERAGE SHARES OUTSTANDING                         1,663,761   1,487,539   1,641,449   1,489,257
                                                            ==========  ==========  ==========  ==========

                        COMMUNITY CAPITAL BANCSHARES, INC.
                                  AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    (UNAUDITED)
                 Three and six months ended June 30, 2002 and 2003
                              (Dollars in thousands)


                                      Three Months Ended       Six Months Ended
                                    ----------------------  ----------------------
                                     June 30,    June 30,    June 30,    June 30,
                                       2003        2002        2003        2002

NET INCOME (LOSS)                   $     131   $     112   $     200   $     233
Other comprehensive Income
Net unrealized holding gains
(losses) arising during period             64         290          39         108
Tax (expense) benefit on
unrealized holding gains                  (30)        (99)        (22)        (37)
                                    ----------------------  ----------------------
Reclassification adjustment for
gains included in net income, net
of income taxes of $14                                (28)                    (28)
                                    ======================  ======================
 COMPREHENSIVE INCOME               $     165   $     275   $     217   $     276
                                    ======================  ======================

                       COMMUNITY CAPITAL BANCSHARES, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                    Six Months ended June 30, 2002 and 2003
                             (Dollars in thousands)


                                                        2003       2002
                                                      ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $    200   $    233
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation                                             133         89
  Provision for loan losses                                215        320
  Provision for deferred taxes                            (133)       (69)
  Increase in interest receivable                         (131)       (46)
  Net (gain) on sale of investments available for
  sale                                                     - -        (42)
  Other operating activities                              (152)      (131)
                                                      --------------------
       Net cash provided by operating activities           132        354
                                                      --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                       (42)      (176)
  Net decrease (increase) in federal funds sold         (6,449)     2,892
  Net (increase) in loans                              (11,280)   (12,596)
  Proceeds from maturities of securities available
  for sale                                               3,732      6,429
  Proceeds from sale of securities                         - -      3,976
  Purchase of securities available for sale             (6,005)   (15,851)
                                                      --------------------
       Net cash used in Investing activities           (20,044)   (15,326)
                                                      --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                              16,533     16,573
  Proceeds from Trust Preferred Issuance                 4,000        - -
  Dividends paid to shareholders by parent                 (30)       - -
  Increase (decrease) in Fed Funds purchased            (1,705)       - -
  Repayment of Other Borrowings                           (183)      (183)
  Treasury stock transactions, net                          12        (47)
                                                      --------------------
       Net cash provided by financing activities        18,627     16,343
                                                      --------------------
  Net increase (decrease) in cash                       (1,285)     1,371
  Cash and due from banks at beginning of period         6,920      4,471
                                                      --------------------
  Cash and due from banks at end of period            $  5,635   $  5,842
                                                      ====================

SUPPLEMENTAL DISCLOSURE
  Cash paid for interest                              $  1,117   $  1,318
                                                      ====================
  Cash paid for income taxes                          $     98   $     91
                                                      ====================

NON-CASH TRANSACTION
  Unrealized gains on securities available for sale   $   ( 39)  $    (65)
                                                      ====================

                       COMMUNITY CAPITAL BANCSHARES, INC.
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS

NOTE  1.  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

NATURE  OF  BUSINESS

Community Capital Bancshares, Inc. (the "Company") is a bank holding company whose business is conducted by its wholly-owned subsidiary, Albany Bank & Trust, N.A. (the "Bank"). The Bank is a commercial bank located in Albany, Georgia. The Bank provides a full range of banking services in its primary market area of Dougherty County and the surrounding counties. The Bank commenced its banking operations on April 28, 1999.

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

The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended June 30, 2003 are not necessarily indicative of the results of a full year's operations, and should be read in conjunction with the Company's annual report as filed on Form 10-KSB.

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

STOCK  COMPENSATION  PLANS

At June 30, 2003, the Company had two stock-based employee compensation plans, which are described in more detail in the 2002 annual report. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. In addition, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure in December 2002. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The Company has not elected to adopt the recognition provisions of this Statement for stock-based employee compensation and has elected to continue with accounting methodology in Opinion No. 25 as permitted by SFAS No. 123.

                                                    Three months Ended
                                                    ------------------
                                                         June 30,      Six Months Ended June 30,
                                                         --------      -------------------------
                                                     2003       2002       2003       2002
                                                   ---------  ---------  ---------  ---------
Net income, as reported                            $131,000   $112,000   $200,000   $233,000
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects (40,000)   (25,000)   (63,000)   (50,000)
                                                   ------------------------------------------
Pro forma net income                               $ 91,000   $ 87,000   $137,000   $183,000
                                                   ==========================================
Earnings per share:
  Basic - as reported                              $    .09        .08   $    .14   $    .16
                                                   ==========================================
  Basic - pro forma                                $    .07        .06   $    .10   $    .13
                                                   ==========================================
  Diluted - as reported                            $    .08        .08   $    .12   $    .16
                                                   ==========================================
  Diluted - pro forma                              $    .05        .06   $    .08   $    .12
                                                   ==========================================


ACCOUNTING  STANDARDS

     In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34". FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The disclosures required by FIN 45 improve the transparency of the financial statement information about the guarantor's obligations and liquidity risks related to guarantees issued. This interpretation also incorporates, without change, the guidance in Financial Accounting Standards Board Interpretation No. 34 ("FIN 34"), "Disclosure of Indirect Guarantees of Indebtedness of Others", which is being superceded. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The initial recognition and initial measurement provisions of

FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's consolidated financial statements.

     In May 2003, the Financial Accounting Standards Board issued Statement No. 150 ("Statement 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". Statement 150 requires certain financial instruments that have characteristics of both liabilities and equity to be classified as a liability on the balance sheet. Prior to the issuance of Statement 150, the Company classified trust preferred securities as a liability on the consolidated balance sheet and its related interest cost as interest expense on the consolidated statement of income, which is consistent with the requirements of Statement 150. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Statement 150 will be effected by reporting the cumulative effect of a change in accounting principle for contracts created before the issuance date and still existing at the beginning of that interim period. The adoption of Statement 150 did not have an impact on the Company's consolidated financial statements.


NOTE  2.  SUBSEQUENT  EVENT

On July 3, 2003, the Company entered into an agreement to acquire all the outstanding common stock of First Bank of Dothan in exchange for cash and shares of the Company's common stock. This merger is subject to approval by various Regulatory agencies and it is expected to be consummated in the fourth quarter of 2003. Based on unaudited financial statements as of June 30, 2003, First Bank of Dothan had total assets of $26,438,000 and total equity of $3,135,000.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the June 30, 2003 Form 10-QSB and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-KSB for the year ended December 31, 2002.

FINANCIAL  CONDITION

As of June 30, 2003 the Company's total assets were $127,962,000 representing an increase of $18,776,000 or 17.20% from December 31, 2002. Earning assets consist of Federal funds sold, investment securities and loans. These assets provide the majority of the Company's earnings. The mix of earning assets is a reflection of management's philosophy regarding earnings versus risk.

Federal funds sold represent an overnight investment of funds and can be converted immediately to cash. At June 30, 2003, federal funds sold were $6,449,000. At December 31, 2002, the Company had no federal funds sold.

Investment securities consist of U.S. Government and Agency securities and municipal bonds. These investments are used to provide fixed maturities and as collateral for advances and large public fund deposits. During the second quarter, investment securities increased $2,243,000. All securities are classified as available for sale, and are carried at current market values.

The loan portfolio is the largest earning asset and is the primary source of earnings for the Company. At June 30, 2003 net loans were $91,965,000. The loan portfolio increased $11,257,000 or 13.78% over the year-end amount. At June 30, 2003, the allowance for loan losses was $1,005,000 or 1.08% of total loans. Management believes this is an adequate but not excessive amount based upon the composition of the current loan portfolio and current economic conditions. The relationship of the allowance to total loans will vary over time based upon Management's evaluation of the loan portfolio. Management evaluates the adequacy of the allowance on a monthly basis and adjusts it accordingly by a monthly charge to earnings using the provision for loan losses. During the first two quarters of 2003, the provision for potential loan losses was $215,000 as compared to the 2002 amount of $320,000.

Non-earning assets consist of premises and equipment, and other assets. Premises and equipment decreased during the quarter as a result of depreciation expense on these assets. Other assets consist primarily of accrued interest receivable and increased $182,000 during the second quarter as a result of the larger loan portfolio upon which to accrue interest.

The Company funds its assets primarily through deposits from customers. Additionally, it borrows funds from other sources to provide longer term fixed rate funding for its assets. The Company must pay interest on the majority of these funds and attempts to price these funds competitively in the market place but at a level that it can safely re-invest the funds profitably. At June 30, 2003, total deposits were $102,537,000 as compared to the year-end amount of $86,004,000. This is an increase of $16,533,000 or 19.22%.

Interest bearing deposits are comprised of the following categories:

                                      June 30, 2003   December 31, 2002
                                      --------------  ------------------
Interest bearing demand and savings   $   27,780,000  $       23,735,000
Certificates of deposit in
denominations of $100,000 or greater      22,122,000          16,413,000
Other Certificates of deposit             45,934,000          39,125,000
                                      --------------  ------------------
     Total                            $   95,836,000  $       79,273,000
                                      ==============  ==================

Other borrowings consist of Federal Home Loan Bank advances and are secured by investment securities and loans of the Company. No new advances were obtained during the current quarter.

CAPITAL ADEQUACY

The following table presents the Company's regulatory capital position as of June 30, 2003.

     Tier 1 Capital Ratio, actual               13.95%
     Tier 1 Capital minimum requirement          4.00%

     Tier 2 Capital Ratio, actual               15.91%
     Tier 2 Capital minimum requirement          8.00%

     Leverage Ratio                             10.49%
     Leverage Ratio minimum requirement          4.00%

The Company's ratios are well above the required regulatory minimums and provide a sufficient basis to support future growth of the Company.


RESULTS OF OPERATIONS

Net income for the six months ended June 30, 2003 is $200,000 as compared to $233,000 for the same period in 2002. Although net interest income increased by $322,000 or 18% in 2003 as compared to the first six months of 2002, net non-interest expense increased $484,000 or 44% in 2003 as compared to the first six months of 2002.

Total interest income increased $301,000 for the six months ended June 30 2003 or 9.69% from the same period in the previous year. This was the result of increased interest income on loans, which increased $419,000. The increase in interest income was the direct result of the larger loan portfolio in the current year. This increase was in spite of the declining interest rate levels during the year.

Interest expense for the six months ended June 30, 2003 is $1,317,000. This is the major expense item for the Company and decreased $20,000 from the previous year. This decrease is the direct result of the overall lower interest rate environment for the period. The Company has been able to reprice its increased level of deposits in the current year at a lower interest than the previous year.

Net interest income after the provision for loan losses is $1,876,000 for the six months ended June 30, 2003 as compared to the 2002 amount of $1,450,000. This is an increase of $426,000 or 29.38%. This increase is the combined result of the increased level of earning assets, and the lower cost of funds during the current year. The overall growth rate has declined from previous years. Management is currently emphasizing a better interest margin as opposed to the higher growth rate emphasis in previous years.

Other income increased $96,000 to $479,000 for the six months ended June 30, 2003. Service charges on deposit accounts increased $73,000 or 43% due to the larger number of deposit accounts. Mortgage origination fees increased $61,000 as compared the same period in the previous year. These fees are generated by facilitating mortgage loans for customers, which are sold in the secondary market. The low interest rate levels led to increases in this area of activity in the Bank.

Non-interest expense increased $579,000 to $2,053,000 for the six months ended June 30, 2003. This is an increase of 39.27%. The largest area of increase was in the salary and employee benefits category. This expense item is $975,000 for the six months ended June 30, 2003 as compared to $705,000 for the same period in the previous year. This is an increase of $270,000 or 38.29%. The growth in this expense item is due to the increased staffing required to properly serve the Company's customers and slightly higher levels of pay during the current year.

Data processing expenses increased $44,000 or 34.38% for the six months ended June 30, 2003 as compared to the same period in the previous year. This is the result of the larger size of the Company. Administrative expenses increased $111,000 or 52.95% over the previous year of which Audit fees accounted for 45,000 of the increase. Other expenses increased $59,000 to $198,000 in the current year. The majority of this increase is the result of staff development and other operating losses both increasing $20,000 over the previous year.

Diluted earnings per share for the current year are $0.12 and decreased $0.04 or 25% from the previous year.




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

ITEM 3. CONTROLS AND PROCEDURES

     As of June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses

                                     PART II

ITEM  1.    LEGAL  PROCEEDINGS
            None
ITEM  2.    CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
            (a)     None
            (b)     None
            (c)     None


ITEM  3.    DEFAULTS  ON  SENIOR  SECURITIES
            None

ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
                     On April 21, 2003, the Company held its annual meeting of shareholders at which the following director nominees were elected to a three-year term by the votes indicated:

     Directors                 Votes For       Votes Withheld
     -------------------       ---------       --------------
     Robert M. Beauchamp       1,382,354                7,859
     Glenn A. Dowling          1,382,354                7,859
     Mary Helen Dykes          1,382,354                7,859
     Mark M. Shoemaker         1,382,354                7,859
     Lawrence B. Willson       1,382,354                7,859

                     The following directors whose three year terms expire in 2004 continued on the Board: C. Richard Langley, Bennett D. Cotten, Jr., Jane Anne D. Sullivan, John P. Ventulett, Jr., James D. Wood. The following directors whose three year terms expire in 2005, continued on the Board:
     Robert M. Beauchamp, Glenn A. Dowling, Mary Helen Dykes, Mark M. Shoemaker, Lawrence B. Wilson.

                     Also a proposal to amend the Company's 1998 stock incentive plan, which provided for an increase in the number of shares reserved for issuance under the plan to 303,574 shares and the removal of the definitions of "Change in Control", was passed with 734,205 votes for, 22,170 votes against, and 14,877 votes withheld.


ITEM  5.    OTHER  INFORMATION
            None

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K
            (a)  REPORTS  ON  FORM  8-K
                   (1) Form 8-K filed on May 1, 2003 regarding first quarter earnings.
                   (2) Form 8-K filed on July 7, 2003 regarding the acquisition and merger of Community Capital Bancshares, and First Bank of Dothan.


            (b)  EXHIBITS
                   31.1 Certification of the Chief Executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                         Section  302  of  the  Sarbanes-Oxley  Act  of  2002.

                   31.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                         Section  302  of  the  Sarbanes-Oxley  Act  of  2002.

                   32    Certification  of the CEO and CFO pursuant to 18 U.S.C.
                         section 350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                   10.14 Agreement and Plan of Merger by and between First Bank of Dothan, Inc. and Community Capital Bancshares, Inc., dated as of July 2, 2003. (Incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K filed July 7, 2003)

                   10.15 First Amendment to the Agreement and Plan of Merger by
                         and between First Bank of Dothan, Inc. and Community Capital Bancshares, Inc. dated August 6, 2003.


                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       COMMUNITY CAPITAL BANCSHARES, INC.



     August 14, 2003                         /s/ Robert E. Lee
-------------------------                  -------------------------------
           Date                            Robert  E.  Lee,
                                           President



     August 14, 2003                         /s/ David J. Baranko
-------------------------                  -------------------------------
           Date                            David J. Baranko
                                           Chief Financial Officer
                                           (Duly authorized officer and
                                           principal financial / accounting
                                           officer)