Form 10QSB
period 2003-09-30
COMMUNITY CAPITAL BANCSHARES INC
filed 2003-11-14
CIK 1074369

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For  the  quarterly  period  ended  September  30,  2003
                                               --------------------

[ ]     TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT 1934
           For  the  transition  period  from  _______  to  _______


                       Commission File Number:   000-25345
                                                 ---------


                       COMMUNITY CAPITAL BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                 Georgia                               58-2413468
     ------------------------------------------------------------------
     (State  or  other  jurisdiction  of             (IRS  Employer
       Incorporation  or  organization)            Identification  No.)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 12, 2003:
     1,434,585  SHARES

Transitional  Small  Business  Disclosure  Format  (check  one):
Yes        No  X
    ---       ---

PART I - FINANCIAL INFORMATION                                          Page No.
                                                                        --------
ITEM 1.   Financial Statements

          Consolidated balance sheets (unaudited) as of
          December 31, 2002 and September 30, 2003                             3

          Consolidated statement of operations (unaudited) for
          the three and nine months ended September 30, 2002 and 2003          4

          Consolidated statement of comprehensive income (unaudited)
          for the three and nine months ended Sept. 30, 2002 and 2003          5

          Statement of cash flows (unaudited) for the nine
          months ended September 30, 2002 and 2003                             6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and results of operations                       10

Item 3.   Controls and procedures                                             13

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                   14

ITEM 2.   Changes in Securities and use of proceeds                           14

ITEM 3.   Defaults on Senior Securities                                       14

ITEM 4.   Submission of matters to a vote of Security Holders                 14

ITEM 5.   Other Information                                                   14

ITEM 6.   Exhibits and reports on Form 8-K                                    14

                                  COMMUNITY CAPITAL BANCSHARES, INC.
                                            AND SUBSIDIARY
                               CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                        (Dollars in thousands)



                                                             September 30, 2003    December 31, 2002
                                                            --------------------  -------------------
ASSETS
------
Cash and due from banks                                     $             3,678   $            6,920
Federal funds sold                                                          533                    0
Securities available for sale                                            28,212               16,968
Loans                                                                    94,549               81,713
Less allowance for loan losses                                            1,060                  821
                                                            --------------------  -------------------
     Loans, net                                                          93,489               80,892
Premises and equipment                                                    3,519                3,058
Other assets                                                              2,042                1,348
                                                            --------------------  -------------------
     TOTAL ASSETS                                           $           131,473   $          109,186
                                                            ====================  ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits
     Non-interest bearing                                   $             7,781   $            6,731
     Interest bearing                                                    93,437               79,273
                                                            --------------------  -------------------
          Total deposits                                                101,218               86,004
Other borrowings                                                         19,610               12,590
Other liabilities                                                           897                  849
                                                            --------------------  -------------------
     TOTAL LIABILITIES                                                  121,725               99,443
                                                            --------------------  -------------------

Shareholders' equity
Preferred stock, par value not stated; 2,000,000 shares
authorized;
   no shares issued                                         $               - -   $              - -
Common stock, $1.00 par value, 10,000,000 shares
authorized;
   1,499,560 shares issued                                                1,500                1,500
Capital surplus                                                           8,084                8,084
Retained earnings                                                           687                  354
Accumulated other comprehensive income                                      (46)                 295
Less cost of treasury stock, 65,773 shares as of September
30, 2003 and 68,539 shares as of December 31, 2002                         (477)                (490)
                                                            --------------------  -------------------
       TOTAL SHAREHOLDERS' EQUITY                                         9,748                9,743
                                                            --------------------  -------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $           131,473   $          109,186
                                                            ====================  ===================

                                            COMMUNITY CAPITAL BANCSHARES, INC.
                                             CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                                        (UNAUDITED)
                                     (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


                                                                 Three months ended              Nine months ended
                                                            ------------------------------  ------------------------------
                                                            Sept 30, 2003   Sept 30, 2002   Sept 30, 2003   Sept 30, 2002
                                                            --------------  --------------  --------------  --------------
INTEREST INCOME
  Loans                                                              1,519           1,406           4,558           4,025
  Taxable securities                                                   255             268             569             711
  Tax exempt securities                                                 13              10              35              24
  Deposits in banks                                                      6               8              19              11
  Federal funds sold                                                     4              10              24              38
                                                            --------------  --------------  --------------  --------------
       TOTAL INTEREST INCOME                                         1,797           1,702           5,205           4,809
                                                            --------------  --------------  --------------  --------------
INTEREST EXPENSE
  Deposits                                                             476             579           1,528           1,686
  Other borrowed money                                                 180             114             445             345
                                                            --------------  --------------  --------------  --------------
       TOTAL INTEREST EXPENSE                                          656             693           1,973           2,031
                                                            --------------  --------------  --------------  --------------
       NET INTEREST INCOME                                           1,141           1,009           3,232           2,778
  Provision for loan losses                                            163              34             378             354
                                                            --------------  --------------  --------------  --------------
       NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             978             975           2,854           2,424
                                                            --------------  --------------  --------------  --------------
OTHER INCOME
  Service charges on deposit accounts                                  138              98             381             269
  Financial service fees                                               135              10             163              69
  Mortgage origination fees                                             37              72             190             164
  Gain on sale of investment securities                                  0              66               0             108
  Other service charges, commissions and fees                            3              15              59              35
                                                            --------------  --------------  --------------  --------------
       TOTAL OTHER INCOME                                              313             261             793             645
                                                            --------------  --------------  --------------  --------------
OTHER EXPENSES
  Salaries and employee benefits                                       470             404           1,445           1,109
  Equipment and occupancy expense                                      156             109             452             303
  Marketing expense                                                     22              40              72             111
  Data processing expense                                               92              65             263             193
  Administrative expenses                                              146             127             467             336
  Other operating expenses                                             120             115             361             282
                                                            --------------  --------------  --------------  --------------
       TOTAL OTHER EXPENSES                                          1,006             860           3,060           2,334
                                                            --------------  --------------  --------------  --------------
       INCOME BEFORE INCOME TAXES                                      285             376             587             735
  Income tax expense                                                    93             128             195             254
                                                            --------------  --------------  --------------  --------------
       NET INCOME                                                      192             248             392             481
                                                            ==============  ==============  ==============  ==============

NET INCOME PER COMMON SHARE                                 $         0.13  $         0.17  $         0.27  $         0.33
                                                            ==============  ==============  ==============  ==============
DILUTED NET INCOME PER COMMON SHARE                         $         0.12  $         0.17  $         0.24  $         0.32
                                                            ==============  ==============  ==============  ==============
  WEIGHTED AVERAGE SHARES OUTSTANDING                            1,433,116       1,437,488       1,432,225       1,442,092
  DILUTED AVERAGE SHARES OUTSTANDING                             1,665,413       1,478,407       1,648,937       1,483,011
                                                            ==============  ==============  ==============  ==============

                                  COMMUNITY CAPITAL BANCSHARES, INC.
                                            AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                              (UNAUDITED)
                        Three and nine months ended September 30, 2002 and 2003
                                        (Dollars in thousands)


                                          Three Months Ended                 Nine Months Ended
                                    --------------------------------  --------------------------------
                                     Sept 30, 2003    Sept 30, 2002    Sept 30, 2003    Sept 30, 2002

NET INCOME (LOSS)                   $          192   $          248   $          392   $          481
Other comprehensive Income
Net unrealized holding gains
(losses) arising during period                (542)             345             (503)             454
Tax (expense) benefit on
unrealized holding gains                       184             (117)             162             (154)
Reclassification adjustment for
gains included in net income, net
of income taxes of $27 for 3
months ended and $41 for 9
months ended September 30,
2002                                                            (54)                              (82)
                                    ===============  ===============  ===============  ===============
 COMPREHENSIVE INCOME               $         (166)  $          422   $           51   $          699
                                    ===============  ===============  ===============  ===============

                                          COMMUNITY CAPITAL BANCSHARES, INC.
                                                    AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)
                                     Nine Months ended September 30, 2002 and 2003
                                                (Dollars in thousands)



                                                                                                    2003       2002
                                                                                                  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                      $    392   $    481
  Adjustments to reconcile net income to net cash    provided by (used in) operating activities:
  Depreciation                                                                                         217        137
  Provision for loan losses                                                                            378        354
  Provision for deferred taxes                                                                          39        (36)
  Increase in interest receivable                                                                     (215)        42
  Net (gain) on sale of investments available for sale                                                 - -       (108)
  Other operating activities                                                                          (315)      (311)
                                                                                                  ---------  ---------
       Net cash provided by operating activities                                                       496        559
                                                                                                  ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                                  (678)      (237)
  Net decrease (increase) in federal funds sold                                                       (533)     1,421
  Net (increase) in loans                                                                          (12,968)   (13,009)
  Proceeds from maturities of securities available for sale                                          4,918     10,575
  Proceeds from sale of securities available for sale                                                  - -      3,331
  Purchase of securities available for sale                                                        (16,665)   (17,126)
                                                                                                  ---------  ---------
       Net cash used in Investing activities                                                       (25,926)   (15,045)
                                                                                                  ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                                          15,214     16,168
  Proceeds from Other Borrowings                                                                     5,000        - -
  Proceeds from Trust Preferred Issuance                                                             4,000        - -
  Dividends paid to shareholders by parent                                                             (59)       - -
  Increase (decrease) in Fed Funds purchased                                                        (1,705)       - -
  Repayment of Other Borrowings                                                                       (275)      (275)
  Treasury stock transactions, net                                                                      13       (118)
                                                                                                  ---------  ---------
       Net cash provided by financing activities                                                    22,188     15,775
                                                                                                  ---------  ---------
     Net increase (decrease) in cash                                                                (3,242)     1,289
  Cash and due from banks at beginning of period                                                     6,920      4,471
                                                                                                  ---------  ---------
  Cash and due from banks at end of period                                                        $  3,678   $  5,760
                                                                                                  =========  =========

SUPPLEMENTAL DISCLOSURE
  Cash paid for interest                                                                          $  1,963   $  1,994
                                                                                                  =========  =========
  Cash paid for income taxes                                                                      $    397   $     53
                                                                                                  =========  =========

NON-CASH TRANSACTION
  Unrealized gains (losses) on securities available for sale                                      $   (503)  $    221
                                                                                                  =========  =========

                       COMMUNITY CAPITAL BANCSHARES, INC.
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS

NOTE  1.  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

NATURE  OF  BUSINESS

Community Capital Bancshares, Inc. (the "Company") is a bank holding company whose business is conducted by its wholly-owned subsidiary, Albany Bank & Trust, (the "Bank"). The Bank is a commercial bank located in Albany, Georgia. The
Bank provides a full range of banking services in its primary market area of Dougherty County and the surrounding counties. The Bank commenced its banking operations on April 28, 1999.

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

The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended September 30, 2003 are not necessarily indicative of the results of a full year's operations, and should be read in conjunction with the Company's annual report as filed on Form 10-KSB.

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

STOCK  COMPENSATION  PLANS

At September 30, 2003, the Company had two stock-based employee compensation plans, which are described in more detail in the 2002 annual report. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. In addition, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure in December 2002. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The Company has not elected to adopt the recognition provisions of this Statement for stock-based employee compensation and has elected to continue with accounting methodology in Opinion No. 25 as permitted by SFAS No. 123.

                           Three months ended     Nine months ended
                          --------------------  --------------------
                             September  30,        September  30,
                          --------------------  --------------------
                            2003       2002       2003       2002
                          ---------  ---------  ---------  ---------

Net Income, as reported   $192,000   $248,000   $392,000   $481,000
Deduct: Total stock-
based employee
compensation expense
determined under fair
value based method for
all awards, net of
related tax effects        (23,000)   (25,000)   (86,000)   (75,000)
                          ---------  ---------  ---------  ---------
Pro forma net income      $169,000   $223,000   $306,000   $406,000
                          =========  =========  =========  =========
Earnings per share:
   Basic - as reported    $   0.13   $   0.17   $   0.27   $   0.33
                          =========  =========  =========  =========
   Basic - pro forma      $   0.12   $   0.16   $   0.21   $   0.28
                          =========  =========  =========  =========
   Diluted - as reported  $   0.12   $   0.17   $   0.24   $   0.32
                          =========  =========  =========  =========
   Diluted - pro forma    $   0.10   $   0.15   $   0.19   $   0.27
                          =========  =========  =========  =========


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


NOTE  2.  PENDING  ACQUISITION

On July 2, 2003, the Company agreed to acquire First Bank of Dothan for cash and stock totaling $4,680,000 subject to stockholder and regulatory approvals. A total of $1,750,000 is to be paid in cash. All appropriate approvals were obtained in October, 2003 and the transaction is expected to be consummated in November 2003.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the September 30, 2003 Form 10-QSB and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-KSB for the year ended December 31, 2002.

FINANCIAL  CONDITION

As of September 30, 2003 the Company's total assets were $131,474,000 representing an increase of $22,288,000 or 20.41% from December 31, 2002. Earning assets consist of Federal funds sold, investment securities and loans. These assets provide the majority of the Company's earnings. The mix of earning assets is a reflection of management's philosophy regarding earnings versus risk.

Federal funds sold represent an overnight investment of funds and can be converted immediately to cash. At September 30, 2003, federal funds sold were $533,000. At December 31, 2002, the Company had no federal funds sold.

Investment securities consist of U.S. Government and Agency securities and municipal bonds. These investments are used to provide fixed maturities and as collateral for advances and large public fund deposits. During the third quarter, investment securities increased $8,950,000. All securities are classified as available for sale, and are carried at current market values.

The loan portfolio is the largest earning asset and is the primary source of earnings for the Company. At September 30, 2003 net loans were $93,490,000. The loan portfolio increased $12,599,000 or 15.56% over the year-end amount. At September 30, 2003, the allowance for loan losses was $1,060,000 or 1.12% of total loans. Management believes this is an adequate but not excessive amount based upon the composition of the current loan portfolio and current economic conditions. The relationship of the allowance to total loans will vary over time based upon Management's evaluation of the loan portfolio. Management evaluates the adequacy of the allowance on a monthly basis and adjusts it accordingly by a monthly charge to earnings using the provision for loan losses. During the first three quarters of 2003, the provision for potential loan losses was $378,000 as compared to the 2002 amount of $354,000.

Non-earning assets consist of premises and equipment, and other assets. Premises and equipment decreased during the quarter as a result of depreciation expense on these assets. Other assets consist primarily of accrued interest receivable, income tax receivable and prepaid assets. Other assets increased $357,000 during the third quarter as a result of the larger loan portfolio upon which to accrue interest and an increase in income taxes receivable and an increase in prepaid assets.

The Company funds its assets primarily through deposits from customers. Additionally, it borrows funds from other sources to provide longer term fixed rate funding for its assets. The Company must pay interest on the majority of these funds and attempts to price these funds competitively in the market place but at a level that it can safely re-invest the funds profitably. At September 30, 2003, total deposits were $101,218,000 as compared to the year-end amount of $86,004,000. This is an increase of $15,214,000 or 17.69%.

Interest  bearing  deposits  are  comprised  of  the  following  categories:

                                                                 Sept 30, 2003   December 31, 2002
                                                                 --------------  ------------------
Interest bearing demand and savings                              $   27,743,000  $       23,735,000
Certificates of deposit in denominations of $100,000 or greater      20,542,000          16,413,000
Other Certificates of deposit                                        45,152,000          39,125,000
                                                                 --------------  ------------------
     Total                                                       $   93,437,000  $       79,273,000
                                                                 ==============  ==================

Other borrowings consist of Federal Home Loan Bank advances and are secured by investment securities and loans of the Company. A $5,000,000 advance was obtained from the Federal Home Loan Bank during the current quarter.

CAPITAL  ADEQUACY
The following table presents the Company's regulatory capital position as of September 30, 2003.

  Tier 1 Capital Ratio, actual        13.90%
  Tier 1 Capital minimum requirement   4.00%

  Tier 2 Capital Ratio, actual        15.85%
  Tier 2 Capital minimum requirement   8.00%

  Leverage Ratio                      10.08%
  Leverage Ratio minimum requirement   4.00%

The Company's ratios are well above the required regulatory minimums and provide a sufficient basis to support future growth of the Company.

ACQUISITION  AND  LIQUIDITY

On July 2, 2003, the Company signed an agreement to acquire First Bank of Dothan ("Dothan"). This agreement was approved by the stockholders of Dothan and regulatory agencies in October 2003 and closing is anticipated in November 2003. At September 30, 2003 Dothan had total assets of $26,600,000 and capital of $2,780,000. The acquisition will require $1,760,000 in cash and the Company will finance this amount to be repaid over ten years. This acquisition is expected to have a positive effect on earnings and the financial condition of the Company.

RESULTS  OF  OPERATIONS

Net income for the nine months ended September 30, 2003 is $392,000 as compared to $481,000 for the same period in 2002. Although net interest income increased by $454,000 or 16.34% in 2003 as compared to the first nine months of 2002, net non-interest expense increased $578,000 or 34.22% in 2003 as compared to the first nine months of 2002.

Total interest income increased $396,000 for the nine months ended September 30 2003 or 8.24% from the same period in the previous year. This was the result of increased interest income on loans, which increased $533,000, combined with a decrease in investment income of $142,000 or 17.80% from the same period last year. The increase in interest income was the direct result of the larger loan portfolio in the current year. This increase was in spite of the declining interest rate levels during the year.

Interest expense for the nine months ended September 30, 2003 is $1,973,000. This is the major expense item for the Company and decreased $58,000 from the previous year. This decrease is the direct result of the overall lower interest rate environment for the period. The Company has been able to reprice its increased level of deposits in the current year at a lower interest rate than the previous year.

Net interest income after the provision for loan losses is $2,854,000 for the nine months ended September 30, 2003 as compared to the 2002 amount of $2,424,000. This is an increase of $430,000 or 17.74%. This increase is the combined result of the increased level of earning assets, and the lower cost of funds during the current year. The overall growth rate has declined from previous years. Management is currently emphasizing a better interest margin as opposed to the higher growth rate emphasis in previous years.

Other income increased $148,000 over the prior year to $793,000 for the nine months ended September 30, 2003. Service charges on deposit accounts increased $112,000 or 41.64% due to the larger number of deposit accounts. Mortgage origination fees increased $26,000 as compared the same period in the previous year. These fees are generated by facilitating mortgage loans for customers, which are sold in the secondary market. The low interest rate levels led to increases in this area of activity in the Bank.

Non-interest expense increased $726,000 to $3,060,000 for the nine months ended September 30, 2003. This is an increase of 31.10%. The largest area of increase was in the salary and employee benefits category. This expense item is $1,445,000 for the nine months ended September 30, 2003 as compared to $1,109,000 for the same period in the previous year. This is an increase of $336,000 or 30.30%. The growth in this expense item is due to the increased staffing required to properly serve the Company's customers and slightly higher levels of pay during the current year.

Equipment and Occupancy expenses increased $149,000 or 49.17% for the nine months ended September 30, 2003 as compared to the same period in the previous year. This is a result of the rent of office space for the Lee County Branch, East Albany Branch and Operations Center, coupled with increased depreciation on the furniture and equipment. These three facilities were opened during 2002 and only a partial year of expense was realized. Data processing expenses increased $70,000 or 36.30% for the nine months ended September 30, 2003 as compared to the same period in the previous year. This is the result of the larger size of the Company. Administrative expenses increased $131,000 or 38.99% over the previous year of which Audit fees accounted for 53,000 of the increase. Other expenses increased $79,000 to $361,000 in the current year. The majority of this increase is the result of staff development and other operating losses, increasing $24,000 and $23,000 respectively over the previous year.

Diluted earnings per share for the current year are $0.24 and decreased $0.08 or 25% from the previous year.


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


ITEM  3.  CONTROLS  AND  PROCEDURES

As of September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

ITEM  1.  LEGAL  PROCEEDINGS
          None

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
          (a)     None
          (b)     None
          (c)     None


ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES
          None


ITEM  4.  OTHER  INFORMATION
          None

ITEM  5.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
          (a)     REPORTS  ON  FORM  8-K
                  (1) Form 8-K filed on July 28, 2003 regarding second quarter earnings.


          (B)     EXHIBITS
                    31.1 Certification  of  the Chief Executive officer pursuant to Rule 13a-14(a) under the Securities exchange act of 1934, as amended.

                    31.2 Certification  of  the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities exchange act of 1934, as amended.

                      32 Certification  of  the  CEO  and  CFO  pursuant to Rule
                         13a-14(b) under the Securities exchange act of 1934, as amended.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       COMMUNITY CAPITAL BANCSHARES, INC.



November 13, 2003                 /s/  Robert E. Lee
-------------------               --------------------------
       Date                       Robert E. Lee,
                                  President



November 13, 2003                 /s/  David J. Baranko
-------------------               --------------------------
         Date                     David J. Baranko
                                  Chief Financial Officer
                                  (Duly authorized officer and
                                  principal financial / accounting
                                  officer)