Form 10KSB
period 2003-12-31
COMMUNITY CAPITAL BANCSHARES INC
filed 2004-03-30
CIK 1074369

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-KSB

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For fiscal year ended DECEMBER 31, 2003
                           -----------------

[X] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ___________ to ____________

     Commission file number            000-25345
                            -----------------------------------------

                       COMMUNITY CAPITAL BANCSHARES, INC.
            ---------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                GEORGIA                                58-2413468
     -------------------------------                   ----------
     (State or Other Jurisdiction of                (I.R.S. Employer
      Incorporation or Organization)               Identification No.)

      2815 MEREDYTH DRIVE, ALBANY, GEORGIA                           31707
------------------------------------------                         ---------
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

State issuer's revenues for its most recent fiscal year:  $8,333,000.

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: THE AGGREGATE NUMBER OF SHARES OF THE COMPANY'S COMMON STOCK HELD BY NON-AFFILIATES AS OF MARCH 11, 2004 WAS 1,202,361. THE AGGREGATE MARKET VALUE OF THESE SHARES AS OF MARCH 11, 2004 WAS $15,005,000 BASED ON THE NASDAQ SMALLCAP MARKET CLOSING PRICE OF $12.48 ON MARCH 11, 2004.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,677,422 AS OF MARCH 15, 2004.

      Transitional Small Business Disclosure format (check one): Yes     No  X
                                                                     ---    ---

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2003, are incorporated by reference into Parts I and II. Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held April 26, 2004, are incorporated by reference into Part III.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
   ITEM 1.   DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . . . 1
   ITEM 2.   DESCRIPTION OF PROPERTIES . . . . . . . . . . . . . . . . . . . .15
   ITEM 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . .15
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . .15

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15
   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . . . .15
   ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . .16
   ITEM 7.   FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . .16
   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . .16
   ITEM 8A.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . . 16

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17
   ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
             EXCHANGE ACT. . . . . . . . . . . . . . . . . . . . . . . . . . .17
   ITEM 10.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . .17
   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . . . .17
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . .20
   ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K . . . . . . . . . . . . .20
   ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES. . . . . . . . . . . . . .21

                                     PART I


ITEM 1.     DESCRIPTION OF BUSINESS

                                COMMUNITY CAPITAL

     Community Capital Bancshares, Inc. was incorporated as a Georgia business corporation on August 19, 1998, to serve as a bank holding company for Albany Bank & Trust, N.A. Albany Bank & Trust began operations in April 1999 and is the sole subsidiary of Community Capital. On November 13, 2003, the Company acquired First Bank of Dothan.

     Community Capital's principal business is the ownership and management of its subsidiary banks. Community Capital was organized to facilitate Albany Bank & Trust's ability to serve its customers' requirements for financial services. The holding company structure provided the flexibility for expansion of Community Capital's banking business through the acquisition of other financial institutions and the provision of additional capital to these subsidiaries. For example, we may assist the subsidiaries in maintaining their required capital ratios by borrowing money and contributing the proceeds of that debt to the subsidiary as primary capital.

                          SUBSIDIARY BANKING OPERATIONS

GENERAL

     Albany Bank & Trust was chartered as a national bank under the laws of the United States and began business as a full-service commercial bank on April 28, 1999. First Bank of Dothan was acquired by the Company on November 13, 2003, and is charted under the laws of the State of Alabama. Since the acquisition, the Company has attempted to manage First Bank of Dothan as a community bank emphasizing prompt, personalized service to its customers, and to instill its overall sales and service culture to the directors and employees of First Bank of Dothan. The banks' lending services include consumer loans to individuals, commercial loans to small- to medium-sized businesses and professional concerns and real estate-related loans. The banks offers a broad array of competitively priced deposit services including demand deposits, regular savings accounts, money market deposits, certificates of deposit and individual retirement accounts. To complement our lending and deposit services, we also provide cash management services, safe-deposit boxes, travelers checks, direct deposit, automatic drafts, and courier services to commercial customers. We offer our services through a variety of delivery systems including our three full service locations, one loan production office, automated teller machines, telephone banking, and Internet banking.

PHILOSOPHY

     The banks operate as community banks emphasizing prompt, personalized customer service to the residents and businesses located in Dougherty and Lee Counties, Georgia and Houston County, Alabama. We strive to provide responsive delivery of quality products and services to business customers and competitively priced consumer products to individual customers seeking a higher level of personalized service than that provided by larger regional banks. We have adopted this philosophy in order to attract customers and acquire market share controlled by other financial institutions in these market areas. We believe that Albany Bank & Trust and First Bank of Dothan offer residents in their market areas the benefits associated with a locally owned and managed bank. The banks' active call program allows its officers and directors to promote the banks by personally describing the products, services and philosophy of the banks to both existing customers and new business prospects. In addition, the chief executive officer, chief lending officer and chief financial officer of Albany Bank & Trust have substantial banking experience in Dougherty and Lee Counties, which facilitates Albany Bank & Trust's efforts to provide products and services designed to meet the needs of our customer base. Albany Bank & Trust's directors are active members of the business communities in Albany and around Dougherty and Lee Counties, and their continued active community involvement provides them with an opportunity to promote Albany Bank & Trust and its products and services.

MARKET AREAS AND COMPETITION

     Albany Bank & Trust is located in Albany, Georgia, and its primary market area is the ten-mile radius surrounding its main office. Albany Bank & Trust draws a majority of its business from its primary market area which includes the majority of Dougherty County and the Southern portion of Lee County. Albany Bank & Trust competes for deposits and loan customers with other financial institutions whose resources are equal to or greater than those available to Albany Bank & Trust and Community Capital. According to information provided by the FDIC, as of June 30, 2003, Dougherty County was served by ten commercial banks with a total of 29 offices in Dougherty County. As of June 30, 2003, the total deposits within Dougherty County for these institutions was approximately $1.15 billion, of which approximately $94.1 million was held by Albany Bank & Trust. At December 31, 2003, Albany Bank & Trust's total deposits were $99 million. We believe our local ownership and management as well as our focus on personalized service helps us to compete with these institutions and to attract deposits and loans in our market area.

     First Bank of Dothan is located in Dothan, Alabama. Its primary market area is the ten-mile radius surrounding its office. First Bank of Dothan draws a majority of its business from its primary market area of Houston County. According to information provided by the FDIC, as of June 30, 2003, Houston County was served by 12 commercial banks with a total of 35 offices in Houston County. As of June 30, 2003, the total deposits within Houston County for these institutions was approximately 1.29 billion, of which approximately $23.2 million were held by First Bank of Dothan. At December 31, 2003, First Bank of Dothan's total deposits were $24.3 million. Like Albany Bank & Trust, First Bank of Dothan must compete with the larger institutions by promoting prompt, personalized service to its customers.

LOAN PORTFOLIOS

     LENDING POLICY. The subsidiary banks aggressively seek creditworthy loans within a limited geographic area. The banks' primary lending functions include consumer loans to individuals and commercial loans to small- and medium-sized businesses and professional concerns. In addition, they make real estate-related loans, including construction loans for residential and commercial properties, and primary and secondary mortgage loans for the acquisition or improvement of personal residences. The overall policy is to avoid concentrations of loans to a single industry or based on a single type of collateral.

     REAL ESTATE LOANS. The banks make commercial real estate loans, construction and development loans, and residential real estate loans. These loans include commercial loans where they take a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but exclude home equity loans, which are classified as consumer loans.

     - COMMERCIAL REAL ESTATE. Commercial real estate loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, but generally are not fixed for a period exceeding 60 months. Albany Bank & Trust and First Bank of Dothan normally charge an origination fee on these loans. We attempt to reduce credit risk on our commercial real estate loans by emphasizing loans on owner-occupied office and retail buildings where the ratio of the loan principal to the value of the collateral as established by independent appraisal does not exceed 80% and net projected cash flow available for debt service equals 120% of the debt service requirement. In addition, from time to time the banks require personal guarantees from the principal owners of the property supported by a review of the principal owners' personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower's management. Community Capital attempts to limit its risk by analyzing borrowers' cash flow and collateral value on an ongoing basis.

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

     - RESIDENTIAL REAL ESTATE. The banks' residential real estate loans consist of residential first and second mortgage loans and residential construction loans. We offer fixed and variable rates on our mortgages with the amortization of first mortgages generally not to exceed 15 years and the rates not to be fixed for over 60 months. These loans are made consistent with the banks' appraisal policies and with the ratio of the loan principal to the value of collateral as established by independent appraisal not to exceed 90%. We believe these loan to value ratios are sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.

          The banks also offer conventional mortgages to their customers. These loans are pre-qualified for sale in the secondary market prior to closing. These loans are not retained on the banks' books. The banks retain a portion of the closing costs and fees as compensation for originating the loan.

     COMMERCIAL LOANS. Loans for commercial purposes in various lines of businesses are one of the primary components of our loan portfolios. The terms of these loans vary by purpose and by type of underlying collateral, if any. The banks typically make equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term. Equipment loans generally are secured by the financed equipment, and the ratio of the loan principal to the value of the financed equipment or other collateral is generally 80% or less. Loans to support working capital typically have terms not exceeding one year and usually are secured by accounts receivable, inventory or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal is typically due at maturity. The quality of the commercial borrower's management and its ability both to evaluate properly changes in the supply and demand characteristics affecting its markets for products and services and to respond effectively to such changes are significant factors in a commercial borrower's creditworthiness.

     CONSUMER LOANS. Albany Bank & Trust and First Bank of Dothan make a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit. Consumer loan repayments depend upon the borrower's financial stability and are more likely to be adversely affected by divorce, job loss, illness and personal hardships. Because many consumer loans are secured by depreciable assets such as boats, cars, and trailers the loan should be amortized over the useful life of the asset. To minimize the risk that the borrower cannot afford the monthly payments, all fixed monthly obligations should not exceed 38% of the borrower's gross monthly income. The borrower should also be employed for at least 12 months prior to obtaining the loan. The loan officer reviews the borrower's past credit history, past income level, debt history and, when applicable, cash flow and determines the impact of all these factors on the ability of the borrower to make future payments as agreed.

     INVESTMENTS. In addition to loans, the banks make other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and other obligations of states and municipalities. As of December 31, 2003, investment securities comprised approximately 20% of the Company's assets, with net loans comprising approximately 69%. Both subsidiary banks also engage in Federal funds transactions with their principal correspondent banks and primarily acts as a net seller of funds. The sale of Federal funds amounts to a short-term loan from the subsidiary bank to another bank.

     Community Capital's investment policy specifies that the investment portfolio's primary objective is to assist in the management of the bank's asset / liability management. Investment purchases are used to maximize the return on available funds while matching investment maturities with maturities of interest bearing liabilities. Under the policy, the subsidiary banks may invest in U.S. Government, federal agency, municipal and corporate bonds. Rated bonds must be rated "BAA" or higher and in-state bonds must be "A" or higher. Purchases of non-rated out-of-state municipal bonds are prohibited. Other bonds may be purchased after an evaluation of the creditworthiness of the issuer. These investment securities are kept in safekeeping accounts at correspondent banks. While the sale of investment securities is permitted to improve quality of yields or to restructure the portfolio, the investment officer is prohibited from maintaining a trading account or speculation in bonds on behalf of the subsidiary banks.

     All purchases and sales are reviewed by the individual subsidiary bank's Board of Directors on a monthly basis. The Asset and Liability Management Committee implements the investment policy and reviews it on an annual basis.

     DEPOSITS. Albany Bank & Trust and First Bank of Dothan offer a wide range of commercial and consumer deposit accounts, including checking accounts, money market accounts, a variety of certificates of deposit, and individual retirement accounts. The primary sources of deposits are residents of, and businesses and their employees located in, our primary market areas. Deposits are obtained through personal solicitation by officers and directors, direct mail solicitations and advertisements published in the local media. To attract deposits the subsidiary banks offer a broad line of competitively priced deposit products and services.

     FINANCIAL SERVICES. Albany Bank & Trust offers customers a variety of non-deposit investment products such as trust services, stocks, mutual funds and annuities that are not FDIC insured. These products give customers an opportunity to diversify their holdings. Primary sources of customers are residents of the Albany Bank & Trust market area.

     OTHER BANKING SERVICES. Community Capital's other banking services include ATM and MasterCard check cards, direct deposit, travelers checks, cash management services, courier service for commercial customers, bank-by-mail, bank-by-telephone, Internet banking, wire transfer of funds, night depositories and safe deposit boxes.

     ASSET AND LIABILITY MANAGEMENT. The Asset and Liability Management Committee manages the Community Capital's assets and liabilities and strives to provide an optimum and stable net interest margin, a profitable after-tax return on assets and return on equity and adequate liquidity. The committee conducts these management functions within the framework of written loan and investment policies that the subsidiary banks have adopted. The committee attempts to maintain a balanced position between rate sensitive assets and rate sensitive liabilities. Specifically, it charts assets and liabilities on a matrix by maturity, effective duration and interest adjustment period and attempts to manage any gaps in maturity ranges.


                                    EMPLOYEES

     At December 31, 2003, Community Capital and its subsidiaries employed 60 full-time employees and 5 part-time employees. Community Capital considers its relationship with its employees to be excellent.


                           SUPERVISION AND REGULATION

     Community Capital and its banking subsidiaries, Albany Bank & Trust and First Bank of Dothan, are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

COMMUNITY CAPITAL

     Community Capital is a bank holding company under the federal Bank Holding Company Act of 1956 and, as a result, is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

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

     Under the Bank Holding Company Act, if adequately capitalized and adequately managed, Community Capital or any other bank holding company located in Georgia or Alabama may purchase a bank located outside Georgia or Alabama. Conversely, an adequately capitalized and adequately managed bank holding company located outside Georgia or Alabama may purchase a bank located inside Georgia or Alabama. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for three years. Alabama law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for five years. These limitations do not apply to our banking subsidiaries because they have been in existence for the applicable time periods.

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

     Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenging the rebuttable presumption of control.

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

     To qualify to become a financial holding company, each depository institution subsidiary of Community Capital must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, Community Capital must file and election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days' written notice prior to engaging in a permitted financial activity. Although we are eligible to elect to become a financial holding company, we currently have no plans to make such an election.

     SUPPORT OF SUBSIDIARY INSTITUTIONS. Under Federal Reserve policy, Community Capital is expected to act as a source of financial strength its banking subsidiaries and to commit resources to support the banks. This support may be required at times when, without this Federal Reserve policy, Community Capital might not be inclined to provide it. In addition, any capital loans made by Community Capital to its banking subsidiaries will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of Community Capital's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of Albany Bank & Trust or First Bank of Dothan will be assumed by the bankruptcy trustee and entitled to a priority of payment.

OUR BANKING SUBSIDIARIES

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

     Since First Bank of Dothan is chartered under the laws of the State of Alabama, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the Alabama State Banking Department. The FDIC and Alabama State Banking Department regularly examine First Bank of Dothan's operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

     Additionally, Albany Bank & Trust's and First Bank of Dothan's deposits are insured by the FDIC to the maximum extent provided by law. The banks are also subject to numerous state and federal statutes and regulations that affect their business, activities and operations.

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

     Under current Alabama law, First Bank of Dothan may open branch offices throughout Alabama with the prior approval of the Alabama State Banking Department. In addition, with prior regulatory approval, First Bank of Dothan may acquire branches of existing banks located in Alabama. First Bank of Dothan and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Alabama law, with limited exceptions, currently permits branching across state lines through interstate mergers.

     Under the Federal Deposit Insurance Act, states may "opt-in" and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, neither Georgia nor Alabama has opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of these states may branch into either of these states. This provides a limited barrier of entry into the Georgia and Alabama banking markets, which protects us from an important segment of potential competition. However, because Georgia and Alabama have elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until Georgia or Alabama changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

     PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category. At December 31, 2003, we qualified for the well-capitalized category.

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

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.54 cents per $100 of deposits for the first quarter of 2004.

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

     OTHER REGULATIONS. Interest and other charges collected or contracted for by Albany Bank & Trust and First Bank of Dothan are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers' and Sailors' Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military. Albany Bank & Trust's and First Bank of Dothan's loan operations are also subject to federal laws applicable to credit transactions, such as the:

     - federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

     - Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

     - Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

     - Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

     - Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

     - Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

     - rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

     In addition to the federal and state laws noted above, the Georgia Fair Lending Act ("GAFLA") imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. On August 5, 2003, the Office of the Comptroller of the Currency issued a formal opinion stating that the entirety of GAFLA is preempted by federal law for national banks and their operating subsidiaries. As a result, Albany Bank & Trust is exempt from the requirements of GAFLA. GAFLA contains a provision that preempts GAFLA as to state banks in the event that the Office of the Comptroller of the Currency preempts GAFLA as to national banks. Therefore, First Bank of Dothan is also exempt from the requirements of GAFLA.

     The deposit operations of Albany Bank & Trust and First Bank of Dothan are subject to:

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

CAPITAL ADEQUACY

     Community Capital, Albany Bank & Trust and First Bank of Dothan are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of Community Capital, the Office of the Comptroller of the Currency, in the case of Albany Bank & Trust, and the FDIC, in the case of First Bank of Dothan. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Albany Bank & Trust and First Bank of Dothan are subject to risk-based and leverage capital requirements adopted by the Office of the Comptroller of the Currency and the FDIC, respectively, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2003 our ratio of total capital to risk-weighted assets was 14.34% and our ratio of Tier 1 Capital to risk-weighted assets was 11.96%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2003, our leverage ratio was 7.89%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

PAYMENT OF DIVIDENDS

     Community Capital is a legal entity separate and distinct from Albany Bank & Trust and First Bank of Dothan. The principal sources of Community Capital's cash flow, including cash flow to pay dividends to its shareholders, are dividends that Albany Bank & Trust and First Bank of Dothan pay to their sole shareholder, Community Capital. Statutory and regulatory limitations apply to Albany Bank & Trust's and First Bank of Dothan's payment of dividends to Community Capital as well as to Community Capital's payment of dividends to its shareholders.

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

     First Bank of Dothan may not declare or pay a dividend in excess of 90% of its net earnings until First Bank of Dothan's surplus is equal to 20% of its capital. First Bank of Dothan is also required by state law to obtain prior approval of the Alabama State Banking Department for payments of dividends if the total of all dividends in any year will exceed (1) the total of First Bank of Dothan's net earnings for that year, plus (2) First Bank of Dothan's retained net earnings for the preceding two years, less any required transfers to surplus.

     The payment of dividends by Community Capital, Albany Bank & Trust and First Bank of Dothan may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of its federal bank regulatory agency, Albany Bank & Trust or First Bank and Dothan were engaged in or about to engage in an unsafe or unsound practice, the federal bank regulatory agency could require, after notice and a hearing, that the bank stop or refrain engaging in the practice. The federal bank regulatory agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "-Prompt Corrective Action" above.

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

     Community Capital, Albany Bank & Trust and First Bank and Dothan are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

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

     The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. Albany Bank & Trust and First Bank of Dothan must also comply with other provisions designed to avoid the taking of low-quality assets.

     Community Capital, Albany Bank & Trust and First Bank of Dothan are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

     Albany Bank & Trust and First Bank of Dothan are also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit
(1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

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

CONSUMER CREDIT REPORTING

     On December 4, 2003, the President signed the Fair and Accurate Credit Transactions Act (the FAIR Act), amending the federal Fair Credit Reporting Act (the FCRA). These amendments to the FCRA (the FCRA Amendments) will become effective as early as February 2004, but more likely in the third or fourth quarter of 2004, depending on implementing regulations to be issued by the Federal Trade Commission and the federal bank regulatory agencies.

     The FCRA Amendments include, among other things:

          - new requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer's credit file stating that the consumer may be the victim of identity theft or other fraud;

          - new consumer notice requirements for lenders that use consumer report information in connection with risk-based credit pricing programs;

          - for entities that furnish information to consumer reporting agencies (which includes our banking subsidiaries) , new requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information, and regarding the correction of previously furnished information that is later determined to be inaccurate; and

          - a new requirement for mortgage lenders to disclose credit scores to consumers.

     Prior to the effective date of the FCRA Amendments, Community Capital and its affected subsidiaries will implement policies and procedures to comply with the new rules.

     The FCRA Amendments also will prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the "opt-out"), subject to certain exceptions. Community Capital and its subsidiaries also will implement procedures to comply with these new rules prior to the effective date of the rules. We do not plan to share consumer information among our affiliated companies for marketing purposes, except as may be allowed under exceptions to the notice and opt-out requirements. This will limit the Community Capital's cross-marketing possibilities as compared to prior years.

ANTI-TERRORISM LEGISLATION

     The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001, signed by the President on October 26, 2001, imposed new requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism. Most of these requirements and limitations took effect in 2002. Additional "know your customer" rules became effective in June 2003, requiring our banking subsidiaries to establish a customer identification program under Section 326 of the USA PATRIOT Act. Community Capital and its subsidiaries implemented procedures and policies to comply with those rules prior to the effective date of each of the rules.

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

                        SELECTED STATISTICAL INFORMATION

     The responses to this section of Item I are included in the Company's Annual Report to Shareholders under the heading "Selected Information and Statistical Data" at pages 10 through 16, and are incorporated herein by reference.


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

     First Bank of Dothan is located at 1479 W. Main Street. It is a one story brick building consisting of approximately 6,000 square feet, three drive-up windows, one automated teller machine and a night depository.

     In 2002, Albany Bank & Trust opened two loan production offices. These locations provide new accounts, loans, night depository services and ATMs. Both locations are approximately 1,500 square feet and are leased under five-year operating leases. In 2003, the Lee County loan production office was upgraded to a full-service branch. The Company also leases approximately 7,500 square feet which is used as its operations center under a five-year operating lease. These offices are located at the following addresses:

     Branch Office             Loan Production Office  Operations Center
     -------------             ----------------------  -----------------
     1533-B Highway 19 S       1529 Moultrie Road      2722 Dawson Road, Suite 1
     Leesburg, Georgia  31763  Albany, Georgia  31705  Albany, Georgia  31707

     Other than normal real estate commercial lending activities of Albany Bank & Trust and First Bank of Dotham, Community Capital generally does not invest in real estate, interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.


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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

     The response to this Item is partially included in Community Capital's Annual Report to Shareholders at page 49 and is incorporated herein by reference.

     On November 13, 2003, Community Capital acquired First Bank of Dothan pursuant to the terms of an Agreement and Plan of Merger by and between First Bank of Dothan and Community Capital. Under the terms of the agreement and as of November 13, 2003, 150,000 outstanding shares of First Bank of Dothan common stock were converted into the right to receive an aggregate of 216,000 shares of Community Capital common stock. Additionally, 100,000 outstanding shares of First Bank of Dothan common stock were converted into the right to receive cash equal to $18.72 per share. The shares of Community Capital common stock issued to First Bank of Dothan shareholders were issued to accredited investors and no more than 35 unaccredited investors. The shares were issued in a private placement exempted from registration under Rule 506 of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The response to this Item is included in Community Capital's Annual Report to Shareholders under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," at pages 1 through 9, and is incorporated herein by reference.


ITEM 7.   FINANCIAL STATEMENTS

     The following financial statements are included in Community Capital's Annual Report to Shareholders at pages 17 through 47, and are incorporated herein by reference.

     -    Independent Auditors' Report

     -    Consolidated balance sheets as of December 31, 2003 and 2002

     - Consolidated statements of income for the years ended December 31, 2003 and 2002

     - Consolidated statements of comprehensive income for the years ended December 31, 2003 and 2002

     - Consolidated statements of stockholders' equity for the years ended December 31, 2003 and 2002

     - Consolidated statements of cash flows for the years ended December 31, 2003 and 2002

     -    Notes to consolidated financial statements


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.


ITEM  8A.     CONTROLS  AND  PROCEDURES

     Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures under Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are adequate to ensure that material information relating to the Company, including its consolidated subsidiaries, that is required to be included in its periodic filings with the Securities and Exchange Commission, is timely made know to them. During the quarter ended December 31, 2003, there were no changes in the Company's internal controls that materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.



                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The responses to this Item are included in Community Capital's Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2004, under the following headings, and are incorporated herein by reference.

     Proposal One: Election of Directors -Class II Nominated Directors, -Continuing Class III Directors and -Continuing Class I Directors" at pages 3 through 4;

     "Executive Officers," at page 6;

     "Section 16(a) Beneficial Ownership Reporting Compliance," at page 11.

     The Company has a Code of Ethics that applies to the Company's Chief Executive Officer and Principal Financial and Accounting Officer. The Company will provide a copy of the Code of Ethics free of charge to any shareholder upon written request to the Company.


ITEM 10.  EXECUTIVE COMPENSATION

     The responses to this Item are included in Community Capital's Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2004, under the heading, "Compensation" at pages 7 through 9, and are incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The response to this Item is partially included in Community Capital's Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2004, under the headings "Security Ownership of Certain Beneficial Owners," at pages 9 through 11, and is incorporated herein by reference.

EQUITY COMPENSATION PLANS

     The table below sets forth information regarding shares of Community Capital common stock authorized for issuance under the following Community Capital equity compensation plans and agreements:

     -    Community Capital Bancshares, Inc. 1998 Stock Incentive Plan

     - Community Capital Bancshares, Inc. 2000 Outside Directors' Stock Option Plan

     - Community Capital Bancshares, Inc. Non-qualified Stock Option Agreement with Charles M. Jones, III

     - Community Capital Bancshares, Inc. Non-qualified Stock Option Agreement with Richard Bishop

     -    Community Capital Bancshares, Inc. Restated Employee Stock Purchase
          Plan

     - Community Capital Bancshares, Inc. Non-qualified Stock option agreements with David Baranko, David Guillebeau, Paul Joiner, Rosa Ramsey, and LaDonna Urick.

     The Stock Incentive Plan was approved by shareholders on March 11, 1999. None of the other equity compensation plans or agreements listed above has been approved by Community Capital's shareholders. Each of those plans or agreements is described below.

                                                                                                Number of securities
                                                                                              remaining available for
                                                                                               future issuance under
                                                                                                     the equity
                                                 Number of securities     Weighted-average       compensation plans
                                                   to be issued upon      exercise price of      (excluding shares
                                                exercise of outstanding  outstanding options   subject to outstanding
                                                 options and warrants       and warrants              options)
----------------------------------------------------------------------------------------------------------------------

Equity compensation plans approved by security
holders                                                         147,853                 8.22                   155,721

Equity compensation plans not approved by
security holders                                                368,872                 7.50                    12,725

Total                                                           516,725                 7.70                   168,446

     2000 OUTSIDE DIRECTORS' STOCK OPTION PLAN. The 2000 Outside Directors' Stock Option Plan was adopted by the Board of Directors on April 24, 2000. This plan is not subject to the Employment Retirement Income Security Act of 1974, nor is it qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended. The 2000 Outside Directors' Stock Option Plan provides for the issuance of nonqualified stock options to members of the Board of Directors who are not employees of Community Capital or any of its affiliates and the Chairman of the Board of Directors, regardless of whether he is an employee of Community Capital. Community Capital has reserved up to 21,429 shares of Community Capital's common stock for issuance under this plan upon exercise of an option. This number may change in the event of future stock dividends, stock splits, recapitalizations and similar events. If an option expires or terminates without being exercised, the shares subject to the unexercised portion of the option may again be available for awards under the 2000 Outside Directors' Stock Option Plan. The purpose of this plan is to promote in its non-employee directors personal interest in the welfare of Community Capital and provide incentives to the individuals who are primarily responsible for shaping and carrying out the long-term plans of Community Capital.

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

     NON-QUALIFIED STOCK OPTION AGREEMENT WITH RICHARD BISHOP. On April 11, 2000, Mr. Bishop was granted an option to purchase 12,143 shares of Community Capital's common stock at an exercise price of $7.00 per share, as adjusted to reflect Community Capital's ten-for-seven stock split effective in January 2001. This option vests in 20% equal increments over five years beginning on the first anniversary of the grant date for so long as Mr. Bishop serves as an employee of Community Capital or any of its affiliates. The option will be come fully vested if Mr. Bishop retires on or after he reaches age 65 or upon a change in control of Community Capital. The option will expire on the tenth anniversary of the grant date or, if earlier, 90 days after Mr. Bishop ceases to be employee of Community Capital or any affiliate.

     NON-QUALIFIED STOCK OPTION AGREEMENT WITH MEMBERS OF MANAGEMENT. On February 23,2003, Community Capital granted five members of management options to purchase an aggregate of 50,000 shares of Community Capital's common stock at an exercise price of $10.18 per share. These options vest in 20% equal increments over five years beginning on the first anniversary of the grant date for so long as the individual serves as an employee of Community Capital or any of its affiliates. The options will become fully vested if there is a change in control of Community Capital. The options will expire on the tenth anniversary of the grant date or, if earlier, 90 days after the optionee ceases to be employee of Community Capital or any affiliate. Since the options were only granted to officers of Community Capital and the Bank, the option grants did not involve a public offering, and therefore were exempt from registration under
Section 4(2) of the Securities Act of 1933.

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


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The responses to this Item are included in Community Capital's Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2004, under the headings, "Relationships and Related Transactions," at page 11, and "Compensation" at pages 7 through 9, and are incorporated herein by reference.


ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

     (a)     Exhibits

Exhibit
Number    Exhibit
------    -------

3.1       Articles of Incorporation./1

3.2       Bylaws./1

4.1 Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

4.2       Amended and Restated Declaration of Trust./2

4.3       Indenture Agreement. /2

4.4       Guarantee Agreement. /2

10.3* Amended and Restated Employment Agreement dated August 19, 1998, among Albany Bank & Trust, N.A. (In Organization), Community Capital Bancshares, Inc. and Robert E. Lee/1 and the Form of Amendment thereto./1

10.4* Employment Agreement dated October 1, 1998, among Albany Bank & Trust, N.A. (In Organization), Community Capital Bancshares, Inc. and David
          C. Guillebeau, as amended November 9, 1998/1 and the Form of Second Amendment thereto./1

10.5      Form of Community Capital Bancshares, Inc. Organizers' Warrant
          Agreement./3

10.6* Community Capital Bancshares, Inc. Amended and Restated 1998 Stock Incentive Plan./4

10.7*     Form of Community Capital Bancshares, Inc. Incentive Stock Option
          Award./1

10.8* Community Capital Bancshares, Inc. 2000 Outside Directors' Stock Option Plan./5

10.9* Community Capital Bancshares, Inc. Non-Qualified Stock Option Agreement with Charles Jones, dated November 15, 1999./5

10.10* Community Capital Bancshares, Inc. Non-Qualified Stock Option Agreement with Richard Bishop, dated April 11, 2000./5

10.11* First Amendment to the Community Capital Bancshares, Inc. 1998 Stock Incentive Plan. /6

10.12* First Amendment to the Community Capital Bancshares, Inc. 2000 Outside Directors' Stock Option Plan. /6

10.13* Community Capital Bancshares, Inc. Restated Employee Stock Purchase Plan. /6

10.14 Agreement and Plan of Merger by and between First Bank of Dothan, Inc. and Community Capital Bancshares, Inc., dated as of July 2, 2003./7

10.15 First Amendment to the Agreement and Plan of Merger by and between First Bank of Dothan, Inc. and Community Capital Bancshares, Inc., dated August 6, 2003./8

10.16 Second Amendment to the Agreement and Plan of Merger by and Between First Bank of Dothan, Inc. and Community Capital Bancshares, Inc., dated September 24, 2003./9

13.1 Community Capital Bancshares, Inc. 2003 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, Community Capital's 2003 Annual Report to Shareholders is not deemed to be filed as part of this Report.

22.1      Subsidiaries of Community Capital Bancshares, Inc.

23.1      Consent of Mauldin & Jenkins, LLC

24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______________________________
*    Compensatory plan or arrangement.

1 Incorporated herein by reference to exhibit of same number in Community Capital's Registration Statement on Form SB-2, Registration No. 333-68307, filed December 3, 1998.

2 Incorporated herein by reference to exhibit of the same number in Community Capital's Quarterly Report on Form 10-QSB for the period ended March 31, 2003 (File no. 000-25345), filed May 15, 2003.

3 Incorporated herein by reference to exhibit of same number in Commuity Capital's Amendment No. 1 to Registration Statement on Form SB-2, Registration No. 333-68307, filed February 2, 1999

4 Incorporated by reference to exhibit of same number in Community Capital's Amendment No. 2 to Registration Statement on Form SB-2, Registration No. 333-68307, filed February 2, 1999.

5 Incorporated by reference to exhibit of same number in Community Capital's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2000 (File no. 000-25345), filed November 14, 2000.

6 Incorporated by referece to exhibit of same number in Community Capital's Form 10-KSB (File no. 000-25345), filed March 26, 2002.

7 Incorporated by reference to Exhibit 99.1 in Community Capital's Current Report on Form 8-K (File no. 000-25345), filed July 7, 2003.

8 Incorporated by reference to exhibit of the same number in Community Capital's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2003 (File no. 000-25345), filed August 14, 2003.

9 Incorporated by reference to Exhibit 99.3 in Community Capital's Registration Statement on Form S-3, Registration No. 333-111323, filed December 18, 2003.

     (b)     Reports on Form 8-K filed in the fourth quarter of 2003:

     Report on Form 8-K (Item 12) filed on November 6, 2003 announcing third quarter 2003 earnings.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2004, under the heading, "Independent Public Accountant," at pages 11 through 12.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               COMMUNITY CAPITAL BANCSHARES, INC.


                               By:    /s/  Robert E. Lee
                                  --------------------------------------
                                      Robert E. Lee
                                      President

                               Date:  March 29, 2004



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



Signature                   Title                         Date
---------                   -----                         ----

/s/ Robert M. Beauchamp     Director                      March 29, 2004
--------------------------
Robert M. Beauchamp

/s/ Bennett D. Cotten, Jr.  Director                      March 29, 2004
--------------------------
Bennett D. Cotten, Jr.

/s/ Glenn A. Dowling        Director                      March 29, 2004
--------------------------
Glenn A. Dowling

                            Director                      March 29, 2004
--------------------------
Mary Helen Dykes

/s/ Charles M. Jones, III   Chairman of the Board         March 29, 2004
--------------------------  and Chief Executive Officer
Charles M. Jones, III

/s/ Van Cise Knowles        Director                      March 29, 2004
--------------------------
Van Cise Knowles

/s/ C. Richard Langley      Director                      March 29, 2004
--------------------------
C. Richard Langley

/s/ Robert E. Lee           Director and President        March 29, 2004
--------------------------  (Principal Executive
Robert E. Lee               Officer)

/s/ Corinne C. Martin       Director                      March 29, 2004
--------------------------
Corinne C. Martin

/s/ William F. McAfee       Director                      March 29, 2004
--------------------------
William F. McAfee

/s/ Mark M. Shoemaker       Director                      March 29, 2004
--------------------------
Mark M. Shoemaker

/s/ Jane Anne D. Sullivan   Director                      March 29, 2004
--------------------------
Jane Anne D. Sullivan

/s/ John P. Ventulett, Jr.  Director                      March 29, 2004
--------------------------
John P. Ventulett, Jr.

/s/ Lawrence B. Willson     Director                      March 29, 2004
--------------------------
Lawrence B. Willson

/s/ James D. Woods          Director                      March 29, 2004
--------------------------
James D. Woods

/s/ David J. Baranko        Chief Financial Officer       March 29, 2004
--------------------------  (Principal Financial and
David J. Baranko            Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------


Exhibit
Number    Exhibit
------    -------

3.1       Articles of Incorporation./1

3.2       Bylaws./1

4.1 Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

4.2       Amended and Restated Declaration of Trust./2

4.3       Indenture Agreement. /2

4.4       Guarantee Agreement. /2

10.3* Amended and Restated Employment Agreement dated August 19, 1998, among Albany Bank & Trust, N.A. (In Organization), Community Capital Bancshares, Inc. and Robert E. Lee/1 and the Form of Amendment thereto./1

10.4* Employment Agreement dated October 1, 1998, among Albany Bank & Trust, N.A. (In Organization), Community Capital Bancshares, Inc. and David
          C. Guillebeau, as amended November 9, 1998/1 and the Form of Second Amendment thereto./1

10.5      Form of Community Capital Bancshares, Inc. Organizers' Warrant
          Agreement./3

10.6* Community Capital Bancshares, Inc. Amended and Restated 1998 Stock Incentive Plan./4

10.7*     Form of Community Capital Bancshares, Inc. Incentive Stock Option
          Award./1

10.8* Community Capital Bancshares, Inc. 2000 Outside Directors' Stock Option Plan./5

10.9* Community Capital Bancshares, Inc. Non-Qualified Stock Option Agreement with Charles Jones, dated November 15, 1999./5

10.10* Community Capital Bancshares, Inc. Non-Qualified Stock Option Agreement with Richard Bishop, dated April 11, 2000./5

10.11* First Amendment to the Community Capital Bancshares, Inc. 1998 Stock Incentive Plan. /6

10.12* First Amendment to the Community Capital Bancshares, Inc. 2000 Outside Directors' Stock Option Plan. /6

10.13* Community Capital Bancshares, Inc. Restated Employee Stock Purchase Plan. /6

10.14 Agreement and Plan of Merger by and between First Bank of Dothan, Inc. and Community Capital Bancshares, Inc., dated as of July 2, 2003./7

10.15 First Amendment to the Agreement and Plan of Merger by and between First Bank of Dothan, Inc. and Community Capital Bancshares, Inc., dated August 6, 2003./8

10.16 Second Amendment to the Agreement and Plan of Merger by and Between First Bank of Dothan, Inc. and Community Capital Bancshares, Inc., dated September 24, 2003./9

13.1 Community Capital Bancshares, Inc. 2003 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report,

          Community Capital's 2003 Annual Report to Shareholders is not deemed to be filed as part of this Report.

22.1      Subsidiaries of Community Capital Bancshares, Inc.

23.1      Consent of Mauldin & Jenkins, LLC

24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______________________________
*    Compensatory plan or arrangement.

1 Incorporated herein by reference to exhibit of same number in Community Capital's Registration Statement on Form SB-2, Registration No. 333-68307, filed December 3, 1998.

2 Incorporated herein by reference to exhibit of the same number in Community Capital's Quarterly Report on Form 10-QSB for the period ended March 31, 2003 (File no. 000-25345), filed May 15, 2003.

3 Incorporated herein by reference to exhibit of same number in Commuity Capital's Amendment No. 1 to Registration Statement on Form SB-2, Registration No. 333-68307, filed February 2, 1999

4 Incorporated by reference to exhibit of same number in Community Capital's Amendment No. 2 to Registration Statement on Form SB-2, Registration No. 333-68307, filed February 2, 1999.

5 Incorporated by reference to exhibit of same number in Community Capital's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2000 (File no. 000-25345), filed November 14, 2000.

6 Incorporated by referece to exhibit of same number in Community Capital's Form 10-KSB (File no. 000-25345), filed March 26, 2002.

7 Incorporated by reference to Exhibit 99.1 in Community Capital's Current Report on Form 8-K (File no. 000-25345), filed July 7, 2003.

8 Incorporated by reference to exhibit of the same number in Community Capital's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2003 (File no. 000-25345), filed August 14, 2003.

9 Incorporated by reference to Exhibit 99.3 in Community Capital's Registration Statement on Form S-3, Registration No. 333-111323, filed December 18, 2003.