Form 10QSB
period 2004-03-31
COMMUNITY CAPITAL BANCSHARES INC
filed 2004-05-17
CIK 1074369

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended  March 31, 2004
                                          --------------

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

                                 Not Applicable
                                 --- ----------
     (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2004:
     1,701,115 SHARES

Transitional Small Business Disclosure Format (check one):
Yes        No   X
    -----     -----

PART I - FINANCIAL INFORMATION                                          Page No.
                                                                       ---------

ITEM 1.   Financial Statements

     Consolidated balance sheets (unaudited) as of
       December 31, 2003 and March 31, 2004                                 3

     Consolidated statement of operations (unaudited)
       for the three months ended March 31, 2003 and 2004                   4

     Consolidated statement of comprehensive income (unaudited)
       for the three months ended March 31, 2003 and 2004                   5

     Statement of cash flows (unaudited) for the
       three months ended March 31, 2003 and 2004                           6

Item 2.   Management's Discussion and Analysis of
     Financial Condition and results of operations                         10

Item 3.   Controls and procedures                                          13

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                 14

ITEM 2.  Changes in Securities and Purchases of Securities                 14

ITEM 3.  Defaults on Senior Securities                                     14

ITEM 5.  Other Information                                                 14

ITEM 6.  Exhibits and reports on Form 8-K                                  14

                                    COMMUNITY CAPITAL BANCSHARES, INC.
                                             AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                          (Dollars in thousands)


                                                                      March 31,2004    December 31, 2003
                                                                     ---------------  -------------------
ASSETS
------
Cash and due from banks                                              $        7,095   $            4,285
Federal funds sold                                                           13,790                2,684
Securities available for sale                                                28,986               31,792
Restricted equity securities                                                  1,114                1,114
Loans                                                                       110,948              109,589
Less allowance for loan losses                                                1,957                2,118
                                                                     ---------------  -------------------
     Loans, net                                                             108,991              107,471
Premises and equipment                                                        4,942                4,739
Goodwill                                                                      2,118                2,117
Core deposit premium                                                            442                  473
Other assets                                                                  4,186                4,054
                                                                     ---------------  -------------------
     TOTAL ASSETS                                                    $      171,664   $          158,729
                                                                     ===============  ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits
     Non-interest bearing                                            $       13,194   $           14,035
     Interest bearing                                                       122,347              109,188
                                                                     ---------------  -------------------
          Total deposits                                                    135,541              123,223
Other borrowings                                                             17,177               16,018
Guaranteed preferred beneficial interests in junior subordinated
debentures                                                                    4,124                4,000
Other liabilities                                                               860                2,191
                                                                     ---------------  -------------------
     TOTAL LIABILITIES                                                      157,702              145,432
                                                                     ---------------  -------------------

Shareholders' equity
Preferred stock, par value not stated; 2,000,000 shares authorized;
  no shares issued                                                   $        -   -   $              - -
Common stock, $1.00 par value, 10,000,000 shares authorized;
  1,765,264 and 1,741,191 shares issued                                       1,765                1,741
Capital surplus                                                              11,198               11,075
Retained earnings                                                             1,103                  916
Accumulated other comprehensive income                                          348                   17
Less cost of treasury stock, 64,149 shares                                     (452)                (452)
                                                                     ---------------  -------------------
       TOTAL SHAREHOLDERS' EQUITY                                            13,962               13,297
                                                                     ---------------  -------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $      171,664   $          158,729
                                                                     ===============  ===================

                       COMMUNITY CAPITAL BANCSHARES, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                   Three months ended March 31, 2004 and 2003
                (Dollars in thousands, except earnings per share)


                                                                   2004       2003
                                                                ----------  ---------
INTEREST INCOME
     Loans                                                      $   2,006   $   1,473
     Investment securities                                            331         174
     Deposits in banks                                                  1           6
     Federal funds sold                                                10           5
                                                                ----------  ---------
          TOTAL INTEREST INCOME                                     2,348       1,658
                                                                ----------  ---------
INTEREST EXPENSE
     Deposits                                                         517         532
     Other borrowed money                                             170         103
                                                                ----------  ---------
         TOTAL INTEREST EXPENSE                                       687         635
                                                                ----------  ---------
         NET INTEREST INCOME                                        1,661       1,023
Provision for loan losses                                              15         130
                                                                ----------  ---------
         NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        1,646         893
                                                                ----------  ---------
OTHER INCOME
     Service charges on deposit accounts                              186         120
     Financial service fees                                            21          13
     Mortgage origination fees                                         35          82
     Loss on sale of foreclosed properties                            (51)        - -
     Other service charges, commissions and fees                       34          35
                                                                ----------  ---------
                                                                      225         250
                                                                ----------  ---------
OTHER EXPENSES
     Salaries and employee benefits                                   752         504
     Equipment and occupancy expenses                                 218         145
     Marketing expenses                                                55          27
     Data processing expenses                                         120          81
     Stationary and supply expense                                     42          23
     Administrative expenses                                          161         125
     Other expenses                                                   198         120
                                                                ----------  ---------
         TOTAL EXPENSES                                             1,546       1,025
                                                                ----------  ---------
INCOME BEFORE INCOME TAXES                                            325         118
Income tax expense                                                    103          48
                                                                ----------  ---------
NET INCOME                                                      $     222   $      70
                                                                ==========  =========
BASIC EARNINGS PER SHARE (weighted average shares used in
calculation: 1,714,196 in 2004 and 1,431,370 in 2003)           $     .13   $     .05
                                                                ==========  =========
DILUTED EARNINGS PER SHARE (weighted average shares used in
calculation: 1,924,240 in 2004 and 1,610,849 in 2003)           $     .12   $     .04
                                                                ==========  =========

                       COMMUNITY CAPITAL BANCSHARES, INC.
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                   Three months ended March 31, 2004 and 2003
                             (Dollars in thousands)


                                                                   2004       2003
                                                                ---------  ----------

NET INCOME                                                      $     222  $      70
Other comprehensive loss
   Net unrealized holding gains (losses) arising during the
period, net of tax expense (benefit) of   $68,000 in 2004 and
(9,000) in 2003.                                                      331        (16)
                                                                ---------  ----------
 COMPREHENSIVE INCOME                                           $     553  $      54
                                                                =========  ==========

                            COMMUNITY CAPITAL BANCSHARES, INC.
                                     AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        Three Months ended March 31, 2004 and 2003
                                  (Dollars in thousands)


                                                                         2004       2003
                                                                      ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $    222   $     70
  Adjustments to reconcile net loss to net cash    used in operating
  activities:
  Depreciation                                                              98         64
  Amortization of core deposit premiums                                     31        - -
  Provision for loan losses                                                 15        131
  Net gain on sale of investments available for sale                        (2)
  Provision for deferred taxes                                              46
  Decrease (increase) in interest receivable                                71        (37)
  Other operating activities                                            (1,522)      (379)
                                                                      --------------------
       Net cash used in operating activities                            (1,041)      (151)
                                                                      --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                      (302)       (26)
  Net decrease in federal funds sold                                   (11,106)    (5,254)
  Net increase in loans                                                 (1,535)    (8,372)
  Proceeds from sales of securities available for sale                   3.753        - -
  Proceeds from maturities of securities available for sale              1,466        899
  Purchase of securities available for sale                             (2,012)      (975)
  Adjustment to acquisition                                                (49)       - -
                                                                      --------------------
       Net cash used in Investing activities                            (9,785)   (13,728)
                                                                      --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                              12,318      8,912
  Proceeds from Trust Preferred issuance                                   - -      4,000
  Decrease in federal funds purchased                                      - -     (1,705)
  Net increase in other borrowings                                       1,158        (61)
  Dividends paid                                                           (35)
  Proceeds from exercise of stock warrants                                 195        - -
  Sale (purchase) of treasury stock                                        - -          6
                                                                      --------------------
       Net cash provided by financing activities                        13,636     11,152
                                                                      --------------------
  Net increase (decrease) in cash                                        2,810     (2,727)
  Cash and due from banks at beginning of period                         4,285      6,920
                                                                      --------------------
  Cash and due from banks at end of period                            $  7,095   $  4,193
                                                                      ====================

SUPPLEMENTAL DISCLOSURE
  Cash paid for interest                                              $    701   $    534
  Income taxes                                                        $     30   $    200
NON-CASH TRANSACTION
  Unrealized losses on securities available for sale                  $    399   $     25
                                                                      ====================

                       COMMUNITY CAPITAL BANCSHARES, INC.
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Community Capital Bancshares, Inc. (the "Company") is a multi-bank holding company whose principal activity is the ownership and management of its wholly-owned bank subsidiaries, Albany Bank and Trust, N.A ("Albany Bank") and First Bank of Dothan, Inc. ("Dothan Bank"), collectively referred to as "the Banks." Albany Bank's main office is located in Albany, Dougherty County, Georgia, with one loan production office in Albany and one full service branch in Lee County, Georgia. Dothan Bank is located in Dothan, Houston County, Alabama. The Banks provide a full range of banking services to individual and corporate customers in their primary market areas of Dougherty and Lee Counties, Georgia and Houston County, Alabama.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions and accounts are eliminated in consolidation.

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

The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended March 31, 2004 are not necessarily indicative of the results of a full year's operations, and should be read in conjunction with the Company's annual report as filed on Form 10-KSB.

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

The Company and its subsidiaries file a consolidated income tax return. Each entity provides for income taxes based on its contribution to the income taxes (benefits) of the consolidated group.


STOCK COMPENSATION PLANS

At March 31, 2004, the Company had two stock-based employee compensation plans, which are described in more detail in the 2003 annual report. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. In addition, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure in December 2002. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The Company has not elected to adopt the recognition provisions of this Statement for stock-based employee compensation and has elected to continue with accounting methodology in Opinion No. 25 as permitted by SFAS No. 123.

                                                          QUARTER ENDED MARCH 31,
                                                          -----------------------
                                                              2004        2003
                                                          -----------  ----------

     Net income, as reported                              $  223,000   $  70,000
     Deduct: Total stock-based employee compensation
       expense determined under fair value based
       method for all awards, net of related tax effects     (23,000)    (23,000)
                                                          -----------  ----------
     Pro forma net income                                 $  200,000   $  47,000
                                                          ===========  ==========
     Earnings per share:
       Basic - as reported                                $      .13   $     .05
                                                          ===========  ==========
       Basic - pro forma                                  $      .11   $     .03
                                                          ===========  ==========
       Diluted - as reported                              $      .12   $     .04
                                                          ===========  ==========
       Diluted - pro forma                                $      .10   $     .03
                                                          ===========  ==========

ACCOUNTING  STANDARDS

In  January  2003,  the  FASB  issued  Interpretation  No. 46, "Consolidation of
Variable Interest Entities, an interpretation of ARB No. 51" and, on December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities" which replaced FIN 46. The interpretation addresses consolidation by business enterprises of variable interest entities. A variable interest entity is defined as an entity subject to consolidation according to the provisions of the interpretation. The revised interpretation provided for special effective dates for entities that had fully or partially applied the original interpretation as of December 24, 2003. Otherwise, application of the interpretation is required in financial statements of public entities that have interests in special-purpose entities, or SPEs, for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities (i.e., non-SPEs) is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to variable interest entities other than SPEs and by nonpublic entities to all types of variable interest entities is required at various dates in 2004 and 2005. The Company adopted the provisions of FIN 46 as of January 1, 2004. As required by the provisions of the Interpretation, the Company deconsolidated its investment in its subsidiary trust which issued subordinated trust preferred securities. The adoption of FIN 46 and related provisions had the effect of increasing assets by $124,000 and liabilities by the same amount. The adoption of the provisions had no effect on net income.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the March 31, 2004 Form 10-QSB and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-KSB for the year ended December 31, 2003.

FINANCIAL  CONDITION

As of March 31, 2004 the Company's total assets were $171,664,000 representing an increase of $12,931,000 or 8.15% from December 31, 2003. Earning assets consist of Federal funds sold, investment securities and loans. These assets provide the majority of the Company's earnings. The mix of earning assets is a reflection of management's philosophy regarding earnings versus risk.

Federal funds sold represent an overnight investment of funds and can be converted immediately to cash. At March 31, 2004, federal funds sold were $13,790,000. At December 31, 2003, the Company had federal funds sold of $2,684,000.

Investment securities consist of U.S. Government and Agency securities and municipal bonds. These investments are used to provide fixed maturities and as collateral for advances from the Federal Home Loan Bank and large public fund deposits. During the first quarter, investment securities decreased $2,806,000 due to maturities and sales of securities. All securities are classified as available for sale, and are carried at current market values.

The loan portfolio is the largest earning asset and is the primary source of earnings for the Company. At March 31, 2004 net loans were $108,991,000. The loan portfolio increased $1,359,000 or 1.24% during the first quarter. At March 31, 2004, the allowance for loan losses was $1,957,000 or 1.76% of total loans. Management believes this is an adequate but not excessive amount based upon the composition of the current loan portfolio and current economic conditions. The relationship of the allowance to total loans will vary over time based upon Management's evaluation of the loan portfolio. Management evaluates the adequacy of the allowance on a monthly basis and adjusts it accordingly by a monthly charge to earnings using the provision for loan losses. During the first quarter of 2004, the provision for potential loan losses was $15,000 as compared to the 2003 amount of $130,000. The lower provision for the current year is the result of a higher quality loan portfolio which does not require as much addition to the allowance as new loans are added to the portfolio.

     In March, 2003, the Company formed a wholly owned Connecticut statutory trust, Community Capital Statutory Trust I (the "Trust"), which issued $4 million aggregate principal amount of trust preferred securities. The trust preferred securities represent guaranteed preferred beneficial interests in the Company's junior subordinated deferrable interest debentures that qualify as Tier I capital subject to the limitations under Federal Reserve Board guidelines. The Company owns the entire $124,000 aggregate principal amount of the common securities of the Trust. The proceeds from the issuance of the common securities and the trust preferred securities were used by the Trust to purchase $4.1 million of junior subordinated debentures of the Company, which pay interest at a floating rate equal to the three-month LIBOR plus 315 basis points. The proceeds received by the Company from the sale of the junior subordinated debentures were used to provide additional paid in capital to the Bank, to support future growth of the Bank.

Non-earning assets consist of premises and equipment, and other assets. Premises and equipment increased during the quarter as a result of the construction costs for the downtown Albany branch. Other assets consist primarily of accrued interest receivable and increased $132,000 as a result of the larger loan portfolio upon which to accrue interest.

The Company funds its assets primarily through deposits from customers. Additionally, it will borrow funds from other sources to provide longer term fixed rate funding for its assets. The Company must pay interest on the majority of these funds and attempts to price these funds competitively in the market place but at a level that it can safely re-invest the funds profitably. At March 31, 2004, total deposits were $135,541,000 as compared to the year-end amount of $123,223,000. This is an increase of $12,318,000 or 10.00%. During the first quarter of 2004, the Company increased its overall deposits to fund future growth using the current low rate environment.

Interest bearing deposits are comprised of the following categories:

                                      March 31, 2004   December 31, 2003
                                      ---------------  ------------------

Interest bearing demand and savings   $    39,834,000  $       36,159,000

Certificates of deposit in
denominations of $100,000 or greater       29,208,000          23,396,000

Other Certificates of deposit              53,305,000          49,633,000

                                      ---------------  ------------------
     Total                            $   122,347,000  $      109,187,000
                                      ===============  ==================

Other borrowings consist of Federal Home Loan Bank advances and are secured by investment securities and loans of Albany Bank & Trust. No new advances were obtained during the current quarter.

CAPITAL ADEQUACY

The following table presents the Company's regulatory capital position as of March 31, 2004.

     Tier 1 Capital Ratio, actual             12.14%
     Tier 1 Capital minimum requirement        4.00%

     Tier 2 Capital Ratio, actual             14.45%
     Tier 2 Capital minimum requirement        8.00%

     Leverage Ratio                            8.65%
     Leverage Ratio minimum requirement        4.00%

The Company's ratios are well above the required regulatory minimums and provide a sufficient basis to support future growth of the Company.


RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2004 is $222,000 as compared to $70,000 for the three months ended March 31, 2003. The increased net income was a result of an overall increase in the Company's net interest income and was offset by increased non-interest expense. Also, this report is the first full year that Dothan Bank data will be included in the amounts reported.

Total interest income increased $690,000 or 41.62% for the three months ended March 31, 2004 as compared to the same period in the previous year. This was the result of increased interest income on loans, which increased $533,000. The increase in income was the direct result of the larger loan portfolio in the current year and the inclusion of Dothan Bank, which was not a part of the amounts of the previous year. This increase was in spite of the major reductions in interest rate levels during the past 12 months.

Interest expense for the three months ended March 31, 2004 was $687,000, which is an increase of $52,000 over the same period in the previous year. Although interest-bearing liabilities increased approximately 35% over the prior year due to the acquisition of Dothan Bank and additional Federal Home Loan Bank borrowings, interest expense incurred on total deposits and obligations increased only 8.19%. Due to the current economic climate, the cost of funds decreased 56 basis points from the same period in 2003.

Net interest income after the provision for loan losses was $1,646,000 for the three months ended March 31, 2004 as compared to the 2003 amount of $893,000. This is an increase of $753,000 or 84.32%. This increase is the combined result of the increased level of earning assets, and the lower cost of funds during the current year. Management is currently emphasizing a better interest margin as opposed to the higher growth rate emphasis in previous years.

Other income decreased $25,000 to $225,000 for the three months ended March 31, 2004. Service charges on deposit accounts increased $66,000 or 55% due to the larger number of deposit accounts and the addition of Dothan Bank. Mortgage origination fees decreased $47,000 compared to the March 31, 2003 amount. These fees are generated by facilitating mortgage loans for customers, which are sold in the secondary market. The higher interest rate levels led to decreases in this area of activity in the Bank.

Non-interest expense increased $521,000 to $1,546,000 in for the quarter ended March 31, 2004. This is an increase of 50.83%. The largest area of increase was in the salary and employee benefits category. This expense item is $752,000 in the current year as compared to the 2003 amount of $504,000. This is an increase of $248,000 or 49.21%. The growth in this expense item is due to the increased staffing required to properly serve the Company's customers as well as the addition of Dothan Bank and slightly higher levels of pay during the current year.

Equipment & Occupancy expenses increased $73,000 or 50.34% for the three months ended March 31, 2004 from the same period in 2003. The increase is due to expansion of Albany Bank and the addition of Dothan Bank. Other expenses increased $78,000 to $198,000 in the current year. The majority of this increase is the result of the addition of Dothan Bank.

Diluted earnings per share for the three months ended March 31, 2004 was $0.12 compared to $.04 in 2003, representing an increase of $.08 per share or 66.67% from the same period on 2003.



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


ITEM 3. CONTROLS AND PROCEDURES

As of March 31,2004 the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART II

ITEM 1.   LEGAL  PROCEEDINGS
          None
ITEM 2.   CHANGES IN SECURITIES AND PURCHASES OF SECURITIES
          (a)  None
          (b)  None

ITEM 3.   DEFAULTS ON SENIOR SECURITIES
          None

ITEM 4.   OTHER INFORMATION
          None


ITEM 5.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  REPORTS ON FORM 8-K
               (1) Form 8-K filed on February 10, 2004 regarding 2003 annual earnings.


          (b)  EXHIBITS
               31.1 Certification  of  the  Chief  Executive officer pursuant to
                    Rule 13a-14(a) under the Securities exchange act of 1934, as amended.

               31.2 Certification  of  the  Chief  Financial Officer pursuant to
                    Rule 13a-14(a) under the Securities exchange act of 1934, as amended.

               31.3 Certification  of  the  Chief  Executive  Officer  and Chief
                    Financial Officer pursuant to Rule 13a-14(b) under the Securities exchange act of 1934, as amended.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       COMMUNITY CAPITAL BANCSHARES, INC.



   May 14, 2004                       /s/  Robert E. Lee
------------------                  --------------------------
       Date                         Robert E. Lee,
                                    President




   May 14, 2004                       /s/  David J. Baranko
------------------                  --------------------------
       Date                         David J. Baranko
                                    Chief Financial Officer
                                    (Duly authorized officer and
                                    principal financial / accounting
                                    officer)