Form 10QSB
period 2004-06-30
COMMUNITY CAPITAL BANCSHARES INC
filed 2004-08-16
CIK 1074369

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

(229)446-2265
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 5, 2004:
1,703,665 shares

     Transitional Small Business Disclosure Format (check one): Yes                     No    X

Community Capital Bancshares, Inc. and
Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	June 30, 2004 (Unaudited)	December 31, 2003

Assets

Cash and due from banks	$4,526	$4,285
Federal funds sold	1,326	2,684
Securities available for sale	30,356	31,792
Restricted equity securities	1,101	1,114
Loans	114,011	109,589
Less allowance for loan losses	1,809	2,118

Loans, net	112,202	107,471
Premises and equipment	4,742	4,739
Goodwill	2,138	2,117
Core deposit premium	360	473
Other assets	9,137	4,054

Total Assets	$165,888	$158,729

Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$13,028	$14,035
Interest bearing	115,245	109,188

Total deposits	128,273	123,223
Other borrowings	19,357	16,018
Guaranteed preferred beneficial interests in junior subordinated
debentures	4,124	4,000
Other liabilities	780	2,191

Total Liabilities	152,534	145,432

Shareholders' equity
Preferred stock, par value not stated; 2,000,000 shares authorized;
no shares issued	$—	$—
Common stock, $1.00 par value, 10,000,000 shares authorized;
1,765,264 and 1,741,191 shares issued	1,765	1,741
Capital surplus	11,198	11,075
Retained earnings	1,253	916
Accumulated other comprehensive income	(438)	17
Less cost of treasury stock, 61,559 and 64,149 shares as of June 30, 2004
and December 31, 2003, respectively	(424)	(452)

Total shareholders' equity	13,354	13,297

Total Liabilities and Shareholders' Equity	$165,888	$158,729

Community Capital Bancshares, Inc.
and Subsidiaries
Consolidated Statements of Operations (unaudited)
For the three and six months ended June 30, 2004 and 2003
(Dollars in thousands, except earnings per share)

	Three months ended		Six months ended

Interest Income	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Loans	$1,878	1,566	3,884	3,039
Taxable securities	277	149	593	314
Tax exempt securities	15	11	30	22
Deposits in banks	1	8	2	13
Federal funds sold	15	16	25	20

Total interest income	2,186	1,750	4,534	3,408

Interest expense
Deposits	540	521	1,072	1,052
Other borrowed money	204	161	360	265

Total interest expense	744	682	1,432	1,317

Net interest income	1,442	1,068	3,102	2,091
Provision for loan losses	—	85	15	215

Net interest income after provision for loan losses	1,442	983	3,087	1,876

Other income
Service charges on deposit accounts	234	123	420	244
Financial service fees	31	15	52	28
Mortgage origination fees	58	71	93	153
Gain on sale of investment securities	13	—	15	—
Loss on sale of foreclosed properties	(8)	(2)	(29)	(2)
Other income	60	23	63	56

Total other income	388	230	614	479

Other expenses
Salaries and employee benefits	777	471	1,529	975
Equipment and occupancy expense	235	150	453	295
Marketing expense	51	23	106	50
Data processing expense	132	90	252	172
Stationary and supply expense	36	38	79	61
Administrative expenses	181	135	347	260
Other operating expenses	145	121	338	240

Total other expenses	1,558	1,028	3,104	2,053

Income before income taxes	272	185	597	302
Income tax expense	89	54	192	102

Net Income	183	131	405	200

Net income per common share	$0.10	$0.09	$0.23	$0.14

Diluted net income per common share	$0.09	$0.08	$0.21	$0.12

Weighted average shares outstanding	1,720,196	1,432,175	1,690,613	1,431,775
Diluted average shares outstanding
	1,895,605	1,663,761	1,872,824	1,641,449

Community Capital Bancshares, Inc.
and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)
Three and six months ended June 30, 2003 and 2004
(Dollars in thousands)

	Three Months Ended		Six Months Ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 20, 2003

Net Income (loss)	$183	$131	$405	$200
Other comprehensive Income
Net unrealized holding gains (losses)
arising during period	(1,174)	64	(674)	39
Tax (expense) benefit on unrealized
holding gains	399	(30)	229	(22)

Reclassification adjustment for gains
included in net income, net of income
taxes of $3 and $5 respectively	(10)		(10)

Comprehensive income	$(602)	$165	$(79)	$217

Community Capital Bancshares, Inc.
and  Subsidiaries
Consolidated Statements of Cash Flow
(unaudited)
Six Months ended June 30, 2004 and 2003
(Dollars in thousands)

	2004	2003

Cash Flows from operating activities:
Net income
	$405	$200
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	196	133
Amortization of Core Deposit Premium	22
Provision for loan losses	15	215
Provision for deferred taxes	(195)	(133)
(Increase) decrease in interest receivable	69	(131)
Net gain on sale of investments available for sale	(15)	—
Other operating activities	(5,922)	(152)

Net cash provided by (used in) operating activities	(5,425)	132

Cash Flows from Investing Activities:
Purchase of property and equipment	(199)	(42)
Net decrease (increase) in federal funds sold	1,358	(6,449)
Net increase in loans	(4,688)	(11,280)
Proceeds from maturities of securities available for sale	2,949	3,732
Proceeds from sale of securities	5,475	—
Purchase of securities available for sale	(7,736)	(6,005)
Other Investing activities	(36)

Net cash used in Investing activities	(2,877)	(20,044)

Cash Flows from Financing Activities:
Net increase in deposits	5,050	16,533
Proceeds from Trust Preferred Issuance	—	4,000
Dividends paid to shareholders by parent	(67)	(30)
Increase (decrease) in Fed Funds purchased	2,271	(1,705)
Proceeds from exercise of stock warrants	195	—
Net Increase (decrease) in other borrowings	1067	(183)
Treasury stock transactions, net	27	12

Net cash provided by financing activities	8,543	18,627

Net increase (decrease) in cash	241	(1,285)
Cash and due from banks at beginning of period	4,285	6,920

Cash and due from banks at end of period	$4,526	$5,635

Supplemental Disclosure
Cash paid for interest	$1,455	$1,117

Cash paid for income taxes	$30	$98

Non-Cash Transaction
Unrealized gains (losses) on securities available for sale	$(674)	$39

Community Capital Bancshares, Inc.
and Subsidiary
Notes to Financial Statements

Note1.     Organization and Summary of Significant Accounting Policies

Nature of Business

Community Capital Bancshares, Inc. (the “Company”) is a multi-bank holding company whose principal activity is the ownership and management of its wholly-owned bank subsidiaries, Albany Bank and Trust, N.A (“Albany Bank”) and First Bank of Dothan, Inc. (“Dothan Bank”), collectively referred to as “the Banks.” Albany Bank’s main office is located in Albany, Dougherty County, Georgia, with one full service branch and one loan production office in Albany and one full service branch in Lee County, Georgia. Dothan Bank is located in Dothan, Houston County, Alabama. The Banks provide a full range of banking services to individual and corporate customers in their primary market areas of Dougherty and Lee Counties, Georgia and Houston County, Alabama.

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

The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results of a full year’s operations, and should be read in conjunction with the Company’s annual report as filed on Form 10-KSB.

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

Stock Compensation Plans

At June 30, 2004, the Company had two stock-based employee compensation plans, which are described in more detail in the 2003 annual report. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. In addition, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure in December 2002. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The Company has not elected to adopt the recognition provisions of this Statement for stock-based employee compensation and has elected to continue with accounting methodology in Opinion No. 25 as permitted by SFAS No. 123.

	Three months Ended June 30,				Three months Ended June 30,

	2004		2003		2004	2003

Net income, as reported	$183,000		$131,000		$405,000	$200,000
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(63,000)		(40,000)		(86,000)	(63,000)

Pro forma net income	$120,000		$91,000		$319,000	$137,000

Earnings per share:
Basic - as reported	$.10		$.09		$.23	$.14

Basic - pro forma	$.07	$	..07	.	$.18	$10	.

Diluted - as reported	$.09		$.08		$.21	$.12

Diluted - pro forma	$.06		$.05		$.17	$.08

Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” and, on December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” which replaced FIN 46. The interpretation addresses consolidation by business enterprises of variable interest entities. A variable interest entity is defined as an entity subject to consolidation according to the provisions of the interpretation. The revised interpretation provided for special effective dates for entities that had fully or partially applied the original interpretation as of December 24, 2003. Otherwise, application of the interpretation is required in financial statements of public entities that have interests in special-purpose entities, or SPEs, for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities (i.e., non-SPEs) is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to variable interest entities other than SPEs and by nonpublic entities to all types of variable interest entities is required at various dates in 2004 and 2005. The Company adopted the provisions of FIN 46 as of January 1, 2004. As required by the provisions of the Interpretation, the Company deconsolidated its investment in its subsidiary trust which issued subordinated trust preferred securities. The adoption of FIN 46 and related provisions had the effect of increasing assets by $124,000 and liabilities by the same amount. The adoption of the provisions had no effect on net income.

Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to assist in an understanding of the Company’s financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the June 30, 2004 Form 10-QSB and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company’s Form 10-KSB for the year ended December 31, 2003.

Financial Condition

As of June 30, 2004 the Company’s total assets were $165,888,000 representing an increase of $7,159,000 or 4.51% from December 31, 2003. Earning assets consist of Federal funds sold, investment securities and loans. These assets provide the majority of the Company’s earnings. The mix of earning assets(87% of total assets) is a reflection of management’s philosophy regarding earnings versus risk.

Federal funds sold represent an overnight investment of funds and can be converted immediately to cash. At June 30, 2004, federal funds sold were $1,326,000. At December 31, 2003, the Company had $2,684,000 in federal funds sold.

Investment securities consist of U.S. Government and Agency securities and municipal bonds. These investments are used to provide fixed maturities and as collateral for advances and large public fund deposits. From December 31, 2003 to June 30, 2004, investment securities decreased by $1,436,000. All securities are classified as available for sale, and are carried at current market values.

The loan portfolio is the largest earning asset and is the primary source of earnings for the Company. At June 30, 2004 net loans were $112,202,000. The loan portfolio increased $4,731,000 or 4.40% over the year-end amount. At June 30, 2004, the allowance for loan losses was $1,809,000 or 1.59% of total loans. Management believes this is an adequate but not excessive amount based upon the composition of the current loan portfolio and current economic conditions. The relationship of the allowance to total loans will vary over time based upon management’s evaluation of the loan portfolio. Management evaluates the adequacy of the allowance on a monthly basis and adjusts it accordingly by a monthly charge to earnings using the provision for loan losses. During the first two quarters of 2004, the provision for potential loan losses was $15,000 as compared to $215,000 for the same period in 2003.

Non-earning assets consist of premises and equipment, and other assets. Premises and equipment increased during the year as a result of expenditures for the recently completed branch in downtown Albany. Other assets consist primarily of Bank-Owned Life Insurance, which increased $4,529,000 during the second quarter as a result of the purchase of Bank-Owned Life Insurance.

The Company funds its assets primarily through deposits from customers. The Company must pay interest on the majority of these funds and attempts to price these funds competitively in the market place but at a level that it can safely re-invest the funds profitably. At June 30, 2004, total deposits were $128,273,000 as compared to the year-end amount of $123,223,000. This is an increase of $5,050,000 or 4.10%. Additionally, it borrows funds from other sources to provide longer term fixed rate funding for its assets.

Interest bearing deposits are comprised of the following categories:

	June 30, 2004	December 31, 2003

Interest bearing demand and savings	$ 41,346,000	$ 36,159,000
Certificates of deposit in
denominations of $100,000 or greater	25,516,000	23,396,000
Other Certificates of deposit	48,383,000	49,633,000

Total	$115,245,000	$109,188,000

Other borrowings consist primarily of Federal Home Loan Bank advances and are secured by investment securities and loans of the Company. No new advances were obtained during the current quarter. The Company also has borrowings from a correspondent bank and debt incurred through the issuance of Trust preferred securities.

Capital Adequacy

The following table presents the Company’s regulatory capital position as of June 30, 2004.

Tier 1 Capital Ratio, actual	11.97%
Tier 1 Capital minimum requirement	4.00%

Tier 2 Capital Ratio, actual	13.65%
Tier 2 Capital minimum requirement	8.00%

Leverage Ratio	8.78%
Leverage Ratio minimum requirement	4.00%

The Company’s ratios are well above the required regulatory minimums and provide a sufficient basis to support future growth of the Company.

The Company is currently in the process of registering stock for a secondary public offering. It anticipates issuing stock and raising an additional $10,000,000 in capital. The majority of the additional capital will be used to strengthen Dothan’s capital position and allow this bank to open a branch in Auburn, Alabama. Additionally, these funds will be used to reduce the debt incurred by the Company in conjunction with the acquisition of the Dothan bank.

Results of operations

Net income for the six months ended June 30, 2004 was $405,000 as compared to $200,000 for the same period in 2003. Although net interest income increased by $1,012,000 or 48% in 2004 as compared to the first six months of 2003, non-interest expense increased $1,051,000 or 51% in 2004 as compared to the first six months of 2003.

Total interest income increased $1,125,000 for the six months ended June 30 2004 or 33.01% from the same period in the previous year. This was the result of increased interest income on loans, which increased $845,000 and investment income, which increased $281,000 over the same period in the previous year. The increase in interest income was the direct result of the larger loan portfolio in the current year combined with having the Dothan Bank’s loans added to the portfolio in November 2003. In addition, a larger investment portfolio over the same period last year contributed to the increase in interest income.

Interest expense for the six months ended June 30, 2004 was $1,432,000. This is the major expense item for the Company and increased $115,000 from the previous year. This increase is the direct result of the addition of the Dothan Bank.

Net interest income after the provision for loan losses was $3,087,000 for the six months ended June 30, 2004 as compared to the 2003 amount of $1,876,000. This is an increase of $1,211,000 or 64.55%. This increase is the combined result of the increased level of earning assets, and the lower cost of funds during the current year. Also, the addition of the Dothan Bank attributed to the growth rate.

Other income increased $135,000 to $614,000 for the six months ended June 30, 2004 as compared to the same period in 2003. Service charges on deposit accounts increased $176,000 or 72% due to the larger number of deposit accounts and increases in fees charged to customers. Mortgage origination fees decreased $60,000 as compared to the same period in the previous year. These fees are generated by facilitating mortgage loans for customers, which are sold in the secondary market. The decrease in volumes and higher interest rate levels led to decreases in this area of activity.

Non-interest expense increased $1,051,000 to $3,104,000 for the six months ended June 30, 2004 as compared to the same period in 2003. This is an increase of 51.19%. The largest area of increase was in the salary and employee benefits category. This expense item was $1,529,000 for the six months ended June 30, 2004 as compared to $975,000 for the same period in the previous year. This is an increase of $554,000 or 56.82%. The growth in this expense item is due to the increased staffing required to properly serve the Company’s customers as well as the addition of Dothan Bank and slightly higher levels of pay during the current year.

Equipment and Occupancy expenses increased $158,000 or 53.57% for the six months ended June 30, 2004 from the same period in 2003. The increase is due to the expansion of the Albany Bank and the addition of Dothan Bank. Other expenses increased $97,000 to $338,000 in the current year. The majority of this increase is the result of the addition of the Dothan Bank.

Diluted earnings per share for the six months ended June 30, 2004 were $0.21 and increased $0.09 or 75% as compared to the first six months of the previous year.

Off-Balance Sheet Arrangements

To meet the financing needs of its customers, the Company is a party to financial instruments with off-balance sheet risk in the normal course of business. In the event of nonperformance by the other party to the off-balance sheet financial instrument, the Company’s exposure to credit loss is the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. A summary of the contractual amounts of the Company’s financial instruments with off-balance sheet risk at June 30, 2004 follows:

Commitments to extend credit	$ 3,640,000
Unused lines of credit	9,955,000
Standby letters of credit	1,527,000

$15,122,000

Forward-Looking Statements

This document contains statements that constitute “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended. The words “believe”, “estimate”, “expect”, “intend”, “anticipate” and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates that they were made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Users are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that the actual results may differ materially from those indicated in the forward-looking statements as a result of various factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, the failure of assumptions underlying the establishment of reserves for loan losses, securities portfolio values, interest rate risk management, the effects of industry competition, difficulties in integrating acquisitions, and changes in governmental regulation of the banking industry, including regulations relating to branching and acquisitions. Users are therefore cautioned not to place undue reliance on these forward-looking statements.

ITEM 3.     CONTROLS AND PROCEDURES

As of June 30, 2004 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no changes in the Company’s internal control over financial reporting or, to management’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date of such evaluation, and  there have been no corrective actions with respect to significant deficiencies or material weaknesses.

PART II

ITEM 1.     Legal Proceedings
                    None

ITEM 2.     CHANGES IN SECURITIES AND SMALL BUSINESS ISSURE PURCHASES OF EQUITY SECURITIES

(a) (b) (c)	None None None

                  (d)       The Company does not have a publicly announced stock repurchase plan and did not repurchase any of its shares of common stock during the period covered by this report, either under such a plan or otherwise. No stock purchase plan expired or was terminated during the period covered by this report.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES
                    None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 26, 2004, the Company held its annual meeting of shareholders at which the following director nominees were elected to a three-year term by the votes indicated:

Directors	Votes For	Votes Withheld
Robert M. Beauchamp	1,453,381	0
Glenn A. Dowling	1,453,381	0
Mary Helen Dykes	1,453,381	0
Mark M. Shoemaker	1,453,381	0
Lawrence B. Willson	1,453,381	0

The following directors whose three year terms expire in 2006 continued on the Board: C. Richard Langley, Bennett D. Cotten, Jr., Jane Anne D. Sullivan, John P. Ventulett, Jr., James D. Woods. The following directors whose three year terms expire in 2005, continued on the Board: Robert M. Beauchamp, Glenn A. Dowling, Mary Helen Dykes, Mark M. Shoemaker, Lawrence B. Willson.

ITEM 5.     OTHER INFORMATION
                    None

ITEM 6.     Exhibits and Reports on Form 8-K

(a)	Reports on Form 8-K
	(1)	Form 8-K filed on April 26, 2004 regarding first quarter earnings (Item 12). The information provided in this report is not deemed "filed" for purposes of liability under Section 18 of the Securities Exchange Act of 1934, as amended.
(b)	Exhibits
	31.1	Certification of the Chief Executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
	32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community Bancshares, Inc.

August 13, 2004	/s/ Robert E. Lee Robert E. Lee, President

August 13, 2004	/s/ David J. Baranko David J. Baranko, Chief Financial Officer (Duly authorized officer and principal financial / accounting officer