Form 10QSB
period 2004-09-30
COMMUNITY CAPITAL BANCSHARES INC
filed 2004-11-15
CIK 1074369

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended SEPTEMBER 30, 2004

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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ______

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 5, 2004:

        2,868,795 SHARES

Transitional Small Business Disclosure Format (check one): Yes _____ No __X__

PART I - FINANCIAL INFORMATION                                          Page No.
                                                                        --------

ITEM 1.    Financial Statements

     Consolidated balance sheets as of December 31, 2003
     and September 30, 2004 (unaudited)                                     3

     Consolidated statement of operations (unaudited) for the
     three and nine months ended September 30, 2003 and 2004                4

     Consolidated statement of comprehensive income (unaudited)
     for the three and nine months ended September 30, 2003 and 2004        5

     Statement of cash flows (unaudited) for the nine months ended
     September 30, 2003 and 2004                                            6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and results of operations                                         10

Item 3.  Controls and procedures                                           14

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                 15

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds       15

ITEM 3.  Defaults on Senior Securities                                     15

ITEM 4.  Submission of matters to a vote of Security Holders               15

ITEM 5.  Other Information                                                 15

ITEM 6.  Exhibits                                                          15


                                          COMMUNITY CAPITAL BANCSHARES, INC.
                                                   AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                                (Dollars in thousands)


                                                                              September 30,
                                                                                       2004
                                                                                (unaudited)       December 31, 2003
                                                                           ----------------- -----------------------
ASSETS
Cash and due from banks                                                         $     6,094            $      4,285
Federal funds sold                                                                   10,483                   2,684
Securities available for sale                                                        34,026                  31,792
Restricted equity securities                                                          1,872                   1,114
Loans                                                                               116,531                 109,589
Less allowance for loan losses                                                        1,663                   2,118
                                                                           ----------------- -----------------------
     Loans, net                                                                     114,868                 107,471
Premises and equipment                                                                5,933                   4,739
Goodwill                                                                              2,149                   2,117
Core deposit premium                                                                    345                     473
Other assets                                                                          9,305                   4,054
                                                                           ----------------- -----------------------
     TOTAL ASSETS                                                               $   185,075            $    158,729
                                                                           ================= =======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Non-interest bearing                                                       $    15,230            $     14,035
     Interest bearing                                                               118,493                 109,188
                                                                           ----------------- -----------------------
          Total deposits                                                            133,723                 123,223
Other borrowings                                                                     20,244                  16,018
Guaranteed preferred beneficial interests in junior
  subordinated debentures                                                             4,124                   4,000
Other liabilities                                                                     1,216                   2,191
                                                                           ----------------- -----------------------
     TOTAL LIABILITIES                                                              159,307                 145,432
                                                                           ----------------- -----------------------

Shareholders' equity
Preferred stock, par value not stated; 2,000,000 shares authorized;
  no shares issued                                                                        -            $          -
Common stock, $1.00 par value, 10,000,000 shares authorized;                          2,929
  2,929,263 and 1,741,191 shares issued                                                                       1,741
Capital surplus                                                                      21,911                  11,075
Retained earnings                                                                     1,408                     916
Accumulated other comprehensive income                                                 (63)                      17
Less cost of treasury stock, 68,539 and 64,149 shares as of Sept. 30,
2004 and December 31, 2003, respectively                                              (417)                   (452)
                                                                           ----------------- -----------------------
       TOTAL SHAREHOLDERS' EQUITY                                                    25,768                  13,297
                                                                           ----------------- -----------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $   185,075            $   158,729
                                                                           ================= =======================


                                              COMMUNITY CAPITAL BANCSHARES, INC.
                                                       AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                               FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                      (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


                                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                        SEPTEMBER 30                   SEPTEMBER 30,
                                                                                                       -------------
                                                                    2004            2003            2004          2003
                                                                    ----            ----            ----          ----
INTEREST INCOME
 Loans                                                                   1,974           1,519          5,858         4,558
 Taxable securities                                                        333             255            926           569
 Tax exempt securities                                                       8              13             37            35
 Deposits in banks                                                           2               6              4            19
 Federal funds sold                                                         27               4             53            24
                                                               -------------------------------- ----------------------------
      TOTAL INTEREST INCOME                                              2,344           1,797          6,878         5,205
                                                               -------------------------------- ----------------------------
INTEREST EXPENSE
 Deposits                                                                  562             476          1,619         1,528
 Other borrowed money                                                      221             180            595           445
                                                               -------------------------------- ----------------------------
      TOTAL INTEREST EXPENSE                                               783             656          2,214         1,973
                                                               -------------------------------- ----------------------------
      NET INTEREST INCOME                                                1,561           1,141          4,664         3,232
 Provision for loan losses                                                  20             163             35           378
                                                               -------------------------------- ----------------------------
      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                1,541             978          4,629         2,854
                                                               -------------------------------- ----------------------------
OTHER INCOME
 Service charges on deposit accounts                                       257             138            677           381
 Financial service fees                                                     16             135             68           163
 Mortgage origination fees                                                  42              37            135           190
 Gain on sale of investment securities                                     - -             - -             15           - -
 Gain (loss) on sale of foreclosed properties                               12            (13)           (47)          (15)
 Other income                                                               83              16            175            74
                                                               -------------------------------- ----------------------------
      TOTAL OTHER INCOME                                                   410             313          1,023           793
                                                               -------------------------------- ----------------------------
OTHER EXPENSES
 Salaries and employee benefits                                            809             470          2,337         1,445
 Equipment and occupancy expense                                           245             156            698           452
 Marketing expense                                                          42              22            147            72
 Data processing expense                                                   122              92            375           263
 Stationary and supply expense                                              31              16            111            78
 Administrative expenses                                                   187             129            535           389
 Other operating expenses                                                  212             121            549           361
                                                               -------------------------------- ----------------------------
      TOTAL OTHER EXPENSES                                               1,648           1,006          4,752         3,060
                                                               -------------------------------- ----------------------------
      INCOME BEFORE INCOME TAXES                                           303             285            900           587
 Income tax expense                                                         90              93            282           195
                                                               -------------------------------- ----------------------------
      NET INCOME                                                           213             192            618           392
                                                               ================================ ============================

NET INCOME PER COMMON SHARE                                              $0.10          $ 0.13         $ 0.33        $ 0.27
                                                               ================================ ============================
DILUTED NET INCOME PER COMMON SHARE                                     $ 0.09          $ 0.12         $ 0.31        $ 0.24
                                                               ================================ ============================
 WEIGHTED AVERAGE SHARES OUTSTANDING                                 2,172,941       1,433,116      1,850,844     1,432,225
 DILUTED AVERAGE SHARES OUTSTANDING                                  2,327,300       1,665,413      2,018,002     1,648,937
                                                               ================================ ============================


                                      COMMUNITY CAPITAL BANCSHARES, INC.
                                               AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                  (UNAUDITED)
                            Three and nine months ended September 30, 2003 and 2004
                                            (Dollars in thousands)


                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                             Sept 30,       Sept 30,           Sept 30,         Sept 30,
                                               2004           2003               2004             2003
NET INCOME (LOSS)                                 $   213      $   192              $   618          $   392
Other comprehensive Income
Net unrealized holding gains (losses)
  arising during period                                           (542)                                 (503)
Tax (expense) benefit on unrealized
holding gains                                         375          184                  (36)             162
                                          ---------------- ------------    ----------------- ----------------
Reclassification adjustment for gains
  included in net income, net of income
  taxes of $5 respectively                              -            -                  (10)
                                          ================ ============    ================= ================
 COMPREHENSIVE INCOME                             $   588      $  (166)             $   572          $    51
                                          ================ ============    ================= ================


                                              COMMUNITY CAPITAL BANCSHARES, INC.
                                                       AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (UNAUDITED)
                                        Nine Months ended September 30, 2004 and 2003
                                                    (Dollars in thousands)


                                                                                          2004                2003
                                                                                          ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                                          $     618           $     392
        Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
        Depreciation                                                                              296                 217
        Amortization of Core Deposit Premium                                                       27                   -
        Provision for loan losses                                                                  35                 378
        Provision for deferred taxes                                                              110                  39
        (Increase) decrease in interest receivable                                                 64                (215)
        Net gain on sale of investments available for sale                                       (297)                  -
        Other operating activities                                                             (5,968)               (315)
                                                                                   ------------------- --------------------
             Net cash provided by (used in) operating activities                               (5,115)                496
                                                                                   ------------------- --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of property and equipment                                                     (1,491)               (678)
        Net decrease (increase) in federal funds sold                                          (7,799)               (533)
        Net increase in loans                                                                  (7,375)            (12,968)
        Proceeds from maturities of securities available for sale                               3,287               4,918
        Proceeds from sale of securities                                                        6,090                   -
        Purchase of securities available for sale                                             (12,457)            (16,665)
        Other Investing activities                                                                (37)                  -
                                                                                   ------------------- --------------------
             Net cash used in Investing activities                                            (19,782)            (25,926)
                                                                                   ------------------- --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase in deposits                                                               10,500              15,214
        Proceeds from Trust Preferred Issuance                                                      -               4,000
        Dividends paid to shareholders by parent                                                 (126)                (59)
        Increase (decrease) in Fed Funds purchased                                                  -              (1,705)
        Proceeds from exercise of stock warrants                                               12,072                   -
        Net Increase (decrease) in other borrowings                                             4,226               4,725
        Treasury stock transactions, net                                                           34                  13
                                                                                   ------------------- --------------------
             Net cash provided by financing activities                                         26,706               22,188
                                                                                   ------------------ ---------------------
        Net increase (decrease) in cash                                                         1,809               (3,242)
        Cash and due from banks at beginning of period                                          4,285                6,920
                                                                                   ------------------- --------------------
        Cash and due from banks at end of period                                            $   6,094           $    3,678
                                                                                   =================== ====================

SUPPLEMENTAL DISCLOSURE
        Cash paid for interest                                                              $   2,193           $    1,963
                                                                                   =================== ====================
        Cash paid for income taxes                                                          $      30           $      397
                                                                                   =================== ====================

NON-CASH TRANSACTION
        Unrealized gains (losses) on securities available for sale                          $     (68)          $     (503)
                                                                                   =================== ====================

                       COMMUNITY CAPITAL BANCSHARES, INC.
                                 AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Community Capital Bancshares, Inc. (the "Company") is a multi-bank holding company whose principal activity is the ownership and management of its wholly-owned bank subsidiaries, Albany Bank and Trust, N.A ("Albany Bank") and A B & T National Bank, N. A. ("Dothan Bank"), collectively referred to as "the Banks." Albany Bank's main office is located in Albany, Dougherty County, Georgia, with two full service branches and one loan production office in Albany and one full service branch in Lee County, Georgia. Dothan Bank is located in Dothan, Houston County, Alabama. The Banks provide a full range of banking services to individual and corporate customers in their primary market areas of Dougherty and Lee Counties, Georgia and Houston County, Alabama.

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

The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results of a full year's operations, and should be read in conjunction with the Company's annual report as filed on Form 10-KSB.

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

STOCK COMPENSATION PLANS

At September 30, 2004, the Company had two stock-based employee compensation plans, which are described in more detail in the 2003 annual report. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. In addition, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE in December 2002. SFAS No. 148 amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The Company has not elected to adopt the recognition provisions of this Statement for stock-based employee compensation and has elected to continue with accounting methodology in Opinion No. 25 as permitted by SFAS No. 123.

                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                                      2004          2003            2004            2003
                                                      ----          ----            ----            ----
Net income, as reported                           $   213,000  $    192,000      $   618,000   $    392,000
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax           (42,000)      (23,000)        (128,000)       (86,000)
  effects
                                                  ------------ -------------     ------------  -------------
Pro forma net income                              $   171,000  $    169,000      $   490,000   $    306,000
                                                  ============ =============     ============  =============
Earnings per share:
   Basic - as reported                            $       .10  $        .13      $       .33   $        .27
                                                  ============ =============     ============  =============
   Basic - pro forma                              $       .08  $        .12      $       .26   $        .21
                                                  ============ =============     ============  =============
   Diluted - as reported                          $       .09  $        .12      $       .31   $        .24
                                                  ============ =============     ============  =============
   Diluted - pro forma                            $       .07  $        .10      $       .24   $        .19
                                                  ============ =============     ============  =============

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the September 30, 2004 Form 10-QSB and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-KSB for the year ended December 31, 2003.

FINANCIAL CONDITION

As of September 30, 2004 the Company's total assets were $185,075,000 representing an increase of $26,346,000 or 16.60% from December 31, 2003. Earning assets consist of Federal funds sold, investment securities and loans. These assets provide the majority of the Company's earnings. The mix of earning assets (87% of total assets) is a reflection of management's philosophy regarding earnings versus risk.

Federal funds sold represent an overnight investment of funds and can be converted immediately to cash. At September 30, 2004, federal funds sold were $10,483,000. At December 31, 2003, the Company had $2,684,000 in federal funds sold.

Investment securities consist of U.S. Government and Agency securities and municipal bonds. These investments are used to provide fixed maturities and as collateral for advances and large public fund deposits. From December 31, 2003 to September 30, 2004, investment securities increased by $2,992,000. All securities are classified as available for sale, and are carried at current market values.

The loan portfolio is the largest earning asset and is the primary source of earnings for the Company. At September 30, 2004 net loans were $114,869,000. The loan portfolio increased $7,397,000 or 6.88% over the year-end amount. At September 30, 2004, the allowance for loan losses was $1,663,000 or 1.43% of total loans. Management believes this is an adequate but not excessive amount based upon the composition of the current loan portfolio and current economic conditions. The relationship of the allowance to total loans will vary over time based upon management's evaluation of the loan portfolio. Management evaluates the adequacy of the allowance on a monthly basis and adjusts it accordingly by a monthly charge to earnings using the provision for loan losses. During the first three quarters of 2004, the provision for potential loan losses was $35,000 as compared to $378,500 for the same period in 2003. The expense for the current year is substantially lower than the previous year due to lower net charge-off and the overall quality of the loan portfolio which does not require as much provision for loan losses.

Non-earning assets consist of premises and equipment, and other assets. Premises and equipment increased during the year as a result of expenditures for the branch in downtown Albany and the anticipation of a branch opening in Lee County, Alabama in early fourth quarter 2004. Other assets consist primarily of Bank-Owned Life Insurance, which increased $6,162,000 during the year as a result of the purchase of Bank-Owned Life Insurance.

The Company funds its assets primarily through deposits from customers. The Company must pay interest on the majority of these funds and attempts to price these funds competitively in the market place but at a level at which it can safely re-invest the funds profitably. At September 30, 2004, total deposits were $133,723,000 as compared to the year-end amount of $123,223,000. This is an increase of $10,500,000 or 8.52%. Additionally, it borrows funds from other sources to provide longer term fixed rate funding for its assets.

Interest bearing deposits are comprised of the following categories:

                                                                           Sept 30, 2004              December 31, 2003
                                                                           -------------              -----------------
Interest bearing demand and savings                                         $ 42,279,000                   $ 36,159,000
Certificates of deposit in denominations of $100,000 or greater               26,836,000                     23,396,000
Other Certificates of deposit                                                 49,378,000                     49,633,000
                                                                 ------------------------     --------------------------
     Total                                                                  $118,493,000                   $109,188,000
                                                                 ========================     ==========================

Other borrowings consist primarily of Federal Home Loan Bank advances and are secured by investment securities and loans of the Company. A $5,000,000 Federal Home Loan Bank advance was obtained during the current quarter. The Company also $4.1 million of long-term subordinated debt incurred through the issuance of trust preferred securities.

CAPITAL ADEQUACY

The following table presents the Company's regulatory capital position as of September 30, 2004.

        Tier 1 Capital Ratio, actual                 21.37%
        Tier 1 Capital minimum requirement            4.00%

        Tier 2 Capital Ratio, actual                 22.38%
        Tier 2 Capital minimum requirement            8.00%

        Leverage Ratio                               15.50%
        Leverage Ratio minimum requirement            4.00%


The Company's ratios are well above the required regulatory minimums and provide a sufficient basis to support future growth of the Company.

During the third quarter of 2004, the Company completed a follow-on public offering of common stock that raised an additional $11,779,000 in capital. The Company used $5,000,000 of the additional capital for a capital contribution to the Dothan bank to provide funds for the opening of a branch in Auburn, Alabama. Additionally, $1,750,000 was used to retire debt incurred by the Company in conjunction with the acquisition of the Dothan bank.

RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 2004 was $618,000 as compared to $392,000 for the same period in 2003. Although net interest income increased by $1,432,000 or 44% in 2004 as compared to the first nine months of 2003, non-interest expense increased $1,692,000 or 55% in 2004 as compared to the first nine months of 2003.

Total interest income increased $1,673,000 for the nine months ended September 30, 2004 or 32.14% from the same period in the previous year. This was the result of increased interest income on loans, which increased $1,300,000, and investment income, which increased $359,000 over the same period in the previous year. The increase in interest income was the direct result of the larger loan portfolio in the current year combined with having the Dothan Bank's loans added to the portfolio in November 2003. In addition, a larger investment portfolio over the same period last year contributed to the increase in interest income.

Interest expense for the nine months ended September 30, 2004 was $2,214,000, compared to $1,973,000 for the same period in 2003, representing an increase of $241,000 or 12.21%. This increase resulted primarily from the addition of the Dothan Bank.

Net interest income after the provision for loan losses was $4,629,000 for the nine months ended September 30, 2004 as compared to the 2003 amount of $2,854,000, representing an increase of $1,775,000 or 62.19%. This increase is the combined result of the increased level of earning assets, and the lower cost of funds during the current year. Also, the addition of the Dothan Bank contributed to the growth rate.

Other income increased $230,000 to $1,023,000 for the nine months ended September 30, 2004 as compared to the same period in 2003. Service charges on deposit accounts increased $296,000 or 78% due to the larger number of deposit accounts and increases in fees charged to customers. Mortgage origination fees decreased $55,000 as compared to the same period in the previous year. These fees are generated by facilitating mortgage loans for customers, which are sold in the secondary market. The decrease in volumes and higher interest rate levels led to decreases in this area of activity.

Non-interest expense increased $1,692,000 to $4,752,000 for the nine months ended September 30, 2004 as compared to the same period in 2003. This is an increase of 55.29%. The largest area of increase was in the salary and employee benefits category. This expense item was $2,337,000 for the nine months ended September 30, 2004 as compared to $1,445,000 for the same period in the previous year. This is an increase of $892,000 or 61.80%. The growth in this expense item is due to the increased staffing required to properly serve the Company's customers. Also the addition of Dothan Bank, coupled with slightly higher levels of pay during the current year caused this increase.

Equipment and occupancy expenses increased $246,000 or 54.42% for the nine months ended September 30, 2004 from the same period in 2003. The increase is due to the expansion of the Albany Bank and the addition of Dothan Bank and Auburn Bank. Other expenses increased $188,000 to $549,000 in the current year. The majority of this increase is the result of the addition of the Dothan Bank.

Diluted earnings per share for the nine months ended September 30, 2004 were $0.31 and increased $0.07 or 29% as compared to the first nine months of the previous year.

OFF-BALANCE SHEET ARRANGEMENTS

To meet the financing needs of its customers, the Company is a party to financial instruments with off-balance sheet risk in the normal course of business. In the event of nonperformance by the other party to the off-balance sheet financial instrument, the Company's exposure to credit loss is the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. A summary of the contractual amounts of the Company's financial instruments with off-balance sheet risk at September 30, 2004 follows:


Commitments to extend credit          $   3,617,000
Unused lines of credit                   13,726,000
Standby letters of credit                 1,211,000
                                      -------------
                                      $  18,554,000


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

ITEM 3.  CONTROLS AND PROCEDURES

As of September 30, 2004 the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no changes in the Company's internal control over financial reporting or, to management's knowledge, in other factors that could significantly affect those internal controls subsequent to the date of such evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

                                     PART II

ITEM 1.    LEGAL PROCEEDINGS

           None

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3.    DEFAULTS ON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

ITEM 5.    OTHER INFORMATION

           None

           (A)  ITEM 6. EXHIBITS

                10.3 Employment agreement dated September 13, 2004 among the Company, Albany Bank & Trust and Robert E. Lee

                10.4 Employment agreement dated September 13, 2004 among the Company, Albany Bank & Trust and David C. Guillebeau

                10.17 Employment agreement dated September 13, 2004 among the Company, Albany Bank & Trust and David J. Baranko

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



                        COMMUNITY CAPITAL BANCSHARES, INC.



   November 12, 2004                         /s/ Robert E. Lee
-----------------------                     ----------------------------
           Date                        Robert E. Lee,
                                       President



   November 12, 2004                         /s/ David J. Baranko
-----------------------                     ----------------------------
            Date                       David J. Baranko
                                       Chief Financial Officer
                                       (Duly authorized officer and
                                       principal financial / accounting
                                       officer)