Form 10KSB
period 2004-12-31
COMMUNITY CAPITAL BANCSHARES INC
filed 2005-03-30
CIK 1074369

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

(Mark One)

☒    Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For fiscal year ended December 31, 2004

☐    Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to _______________

Commission File Number 000-25345

COMMUNITY CAPITAL BANCSHARES, INC.
(Name of small business issuer in its charter)

Georgia	58-2413468
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2815 Meredyth Drive, Albany, GA	31707
(Address of Principal Executive Offices)	(Zip Code)

(229) 446-2265
(Issuer’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $1.00 per value.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for past 90 days. Yes ☒  No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer’s revenue for its most recent fiscal year: $10,870,000

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The aggregate number of shares of the Company’s common stock held by non-affiliates as of March 21, 2005 was 2,350,210. The aggregate market value of these shares as of March 21, 2005 was $28,625,558 based on the Nasdaq SmallCap Market closing price of $12.18 per share on March 21, 2005.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 2,906,840 shares as of March 21, 2005.

Transitional Small Business Disclosure format (check one):  Yes ☐  No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2004 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held April 25, 2005, are incorporated by reference into Part III.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Community Capital

Community Capital Bancshares, Inc. is a bank holding company headquartered in Albany, Georgia and is registered under the Bank Holding Company Act of 1956, as amended. Community Capital was incorporated under the laws of the State of Georgia on August 19, 1998 and is the sole shareholder of Albany Bank & Trust, N.A. and AB&T National Bank. Community Capital common stock is quoted on the Nasdaq Small Cap market under the symbol “ALBY.”

Community Capital’s principal business is the ownership and management of its subsidiary banks. Community Capital was organized to facilitate its subsidiary banks’ ability to serve their customers’ requirements for financial services. The holding company structure provides flexibility for expansion of Community Capital’s banking business through the acquisition of other financial institutions and the provision of additional capital to these subsidiaries. For example, we may assist the subsidiaries in maintaining their required capital ratios by borrowing money and contributing the proceeds of that debt to the subsidiary as primary capital.

Subsidiary Banking Operations

General

Albany Bank & Trust was chartered as a national bank under the laws of the United States and began business as a full-service commercial bank on April 28, 1999. Albany Bank & Trust operates three full-service banking locations and one loan production office in Albany, Georgia.

AB&T National Bank, which was formerly known as First Bank of Dothan, was acquired by Community Capital on November 13, 2003. On September 13, 2004, we changed First Bank of Dothan’s name to “AB&T National Bank” and converted its charter from an Alabama state bank charter to a national bank charter under the laws of the United States. AB&T National Bank operates one full-service banking location in Dothan, Alabama, and one full-service banking location in Auburn, Alabama.

Albany Bank & Trust and AB&T National Bank (collectively, the “Banks”) offer lending services which include consumer loans to individuals, commercial loans to small- to medium-sized businesses and professional concerns and real estate-related loans. The Banks offer a broad array of competitively priced deposit services including demand deposits, regular savings accounts, money market deposits, certificates of deposit and individual retirement accounts. To complement our lending and deposit services, we also provide cash management services, safe-deposit boxes, travelers’ checks, direct deposit, automatic drafts, and courier services to commercial customers. We offer our services through a variety of delivery systems including our three full-service locations, one loan production office, automated teller machines, telephone banking, and Internet banking.

Philosophy

The Banks operate as community banks emphasizing prompt, personalized customer service to the residents and businesses located in Dougherty and Lee Counties, Georgia, and Houston and Lee Counties, Alabama. We strive to provide responsive delivery of quality products and services to business customers and competitively priced consumer products to individual customers seeking a higher level of personalized service than that provided by larger, regional banks. We have adopted this philosophy in order to attract customers and acquire market share controlled by other financial institutions in these market areas. We believe that the Banks offer residents in their respective market areas the benefits associated with a locally-owned and -managed bank. The Banks’ active call programs allow their officers and directors to promote the Banks by personally describing the products, services and philosophy of the Banks to both existing customers and new business prospects. In addition, all officers of the Banks are local residents with substantial banking experience in their market areas, which facilitates the Banks’ efforts to provide products and services designed to meet the needs of our customer base. The Banks’ directors are active members of their respective business communities, and their continued active community involvement provides them with an opportunity to promote the Banks and their products and services.

Market Areas and Competition

Albany Bank & Trust is located in Albany, Georgia, and its primary market area is the ten-mile radius surrounding its main office. Albany Bank & Trust draws a majority of its business from its primary market area which includes the majority of Dougherty County and the southern portion of Lee County. Albany Bank & Trust competes for deposits and loan customers with other financial institutions whose resources are equal to or greater than those available to Albany Bank & Trust and Community Capital. According to information provided by the Federal Deposit Insurance Corporation (the “FDIC”) as of June 30, 2004, Dougherty County was served by 12 commercial banks with a total of 30 offices in Dougherty County. As of June 30, 2004, the total deposits within Dougherty County for these institutions was approximately $1.17 billion, of which approximately $100.9 million was held by Albany Bank & Trust. At December 31, 2004, Albany Bank & Trust’s total deposits were $115 million. We believe our local ownership and management as well as our focus on personalized service help us to compete with these institutions and to attract deposits and loans in our market area.

AB&T National Bank is headquartered in Dothan, Alabama. Its primary market areas are Houston and Lee Counties, Alabama.  AB&T National Bank draws a majority of its business from the Houston County market area due to the maturity of its presence in this market. According to information provided by the FDIC as of June 30, 2004, these two market areas were served by 19 commercial banks. As of June 30, 2004, total deposits within these counties were approximately $2.7 billion. At December 31, 2004, AB&T National Bank’s total deposits were $28.7 million. Like Albany Bank & Trust, AB&T National Bank must compete with the larger institutions by promoting prompt, personalized service to its customers.

Loan Portfolios

Lending Policy. Our subsidiary banks aggressively seek creditworthy loans within a limited geographic area. The Banks’ primary lending functions include consumer loans to individuals and commercial loans to small- and medium-sized businesses and professional concerns. In addition, they make real estate-related loans, including construction loans for residential and commercial properties, and primary and secondary mortgage loans for the acquisition or improvement of personal residences. The overall policy is to avoid concentrations of loans to a single industry or based on a single type of collateral.

Real Estate Loans. The Banks make commercial real estate loans, construction and development loans, and residential real estate loans. These loans include commercial loans where they take a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but exclude home equity loans, which are classified as consumer loans.

•
Commercial Real Estate. Commercial real estate loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, but generally are not fixed for a period exceeding 60 months. The Banks normally charge an origination fee on these loans. We attempt to reduce credit risk on our commercial real estate loans by emphasizing loans on owner-occupied office and retail buildings where the ratio of the loan principal to the value of the collateral as established by independent appraisal does not exceed 80% and net projected cash flow available for debt service equals 120% of the debt service requirement. In addition, from time to time the Banks require personal guarantees from the principal owners of the property supported by a review of the principal owners’ personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower’s management. Community Capital attempts to limit its risk by analyzing borrowers’ cash flow and collateral value on an ongoing basis.

•
Construction and Development Loans. Construction and development loans are made both on a pre-sold and speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of nine months and interest is paid quarterly. The ratio of the loan principal to the value of the collateral as established by independent appraisal generally does not exceed 80%. Speculative loans are based on the borrower’s financial strength and cash flow position. Loan proceeds are disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or appraiser. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

•
Residential Real Estate. The Banks’ residential real estate loans consist of residential first and second mortgage loans and residential construction loans. We offer fixed and variable rates on our mortgages with the amortization of first mortgages generally not to exceed 15 years and the rates not to be fixed for over 60 months. These loans are made consistent with the Banks’ appraisal policies and with the ratio of the loan principal to the value of collateral as established by independent appraisal not to exceed 90%. We believe these loan-to-value ratios are sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.

The banks also offer conventional mortgages to their customers. These loans are pre-qualified for sale in the secondary market prior to closing. These loans are not retained on the Banks’ books. The Banks retain a portion of the closing costs and fees as compensation for originating the loan.

Commercial Loans. Loans for commercial purposes in various lines of businesses are one of the primary components of our loan portfolios. The terms of these loans vary by purpose and by type of underlying collateral, if any. The Banks typically make equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term. Equipment loans generally are secured by the financed equipment, and the ratio of the loan principal to the value of the financed equipment or other collateral is generally 80% or less. Loans to support working capital typically have terms not exceeding one year and usually are secured by accounts receivable, inventory or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal is typically due at maturity. The quality of the commercial borrower’s management and its ability both to evaluate properly changes in the supply and demand characteristics affecting its markets for products and services and to respond effectively to such changes are significant factors in a commercial borrower’s creditworthiness.

Consumer Loans. The Banks make a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit. Consumer loan repayments depend upon the borrower’s financial stability and are more likely to be adversely affected by divorce, job loss, illness and personal hardships. Because many consumer loans are secured by depreciable assets such as boats, cars and trailers, the loan should be amortized over the useful life of the asset. To minimize the risk that the borrower cannot afford the monthly payments, all fixed monthly obligations should not exceed 38% of the borrower’s gross monthly income. The borrower should also be employed for at least 12 months prior to obtaining the loan. The loan officer reviews the borrower’s past credit history, past income level, debt history and, when applicable, cash flow and determines the impact of all these factors on the ability of the borrower to make future payments as agreed.

Investments. In addition to loans, the Banks make other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and other obligations of states and municipalities. As of December 31, 2004, investment securities comprised approximately 20% of the Company’s assets, with net loans comprising approximately 69%. Both subsidiary banks also engage in federal funds transactions with their principal correspondent banks and primarily acts as a net seller of funds. The sale of federal funds amounts to a short-term loan from the subsidiary bank to another bank.

Community Capital’s investment policy specifies that the investment portfolio’s primary objective is to assist in the management of the Banks’ asset / liability management. Investment purchases are used to maximize the return on available funds while matching investment maturities with maturities of interest-bearing liabilities. Under the policy, the subsidiary banks may invest in U.S. Government, federal agency, municipal and corporate bonds. Rated bonds must be rated “BAA” or higher, and in-state bonds must be “A” or higher. Purchases of non-rated, out-of-state municipal bonds are prohibited. Other bonds may be purchased after an evaluation of the creditworthiness of the issuer. These investment securities are kept in safekeeping accounts at correspondent banks. While the sale of investment securities is permitted to improve quality of yields or to restructure the portfolio, the investment officer is prohibited from maintaining a trading account or speculation in bonds on behalf of the subsidiary banks.

All purchases and sales are reviewed by the individual subsidiary bank’s Board of Directors on a monthly basis. The Asset and Liability Management Committee implements the investment policy and reviews it on an annual basis.

Deposits. Albany Bank & Trust and AB&T National Bank offer a wide range of commercial and consumer deposit accounts, including checking accounts, money market accounts, a variety of certificates of deposit, and individual retirement accounts. The primary sources of deposits are residents of, and businesses and their employees located in, our primary market areas. Deposits are obtained through personal solicitation by officers and directors, direct mail solicitations and advertisements published in the local media. To attract deposits, the subsidiary banks offer a broad line of competitively priced deposit products and services.

Financial Services. Albany Bank & Trust offers customers a variety of non-deposit investment products such as trust services, stocks, mutual funds and annuities that are not FDIC insured. These products give customers an opportunity to diversify their holdings. Primary sources of customers are residents of the Albany Bank & Trust market area.

Other Banking Services. Community Capital’s other banking services include ATM and MasterCard check cards, direct deposit, travelers’ checks, cash management services, courier service for commercial customers, bank-by-mail, bank-by-telephone, Internet banking, wire transfer of funds, night depositories and safe-deposit boxes.

Asset and Liability Management. The Asset and Liability Management Committee manages Community Capital’s assets and liabilities and strives to provide an optimum and stable net interest margin, a profitable after-tax return on assets and return on equity and adequate liquidity. The committee conducts these management functions within the framework of written loan and investment policies that the subsidiary banks have adopted. The committee attempts to maintain a balanced position between rate-sensitive assets and rate-sensitive liabilities. Specifically, it charts assets and liabilities on a matrix by maturity, effective duration and interest adjustment period and attempts to manage any gaps in maturity ranges.

Employees

At December 31, 2004, Community Capital and its subsidiaries employed 78 full-time employees and 6 part-time employees. Community Capital considers its relationship with its employees to be excellent.

Supervision and Regulation

Community Capital and its banking subsidiaries, Albany Bank & Trust and AB&T National Bank, are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

Community Capital

Community Capital is a bank holding company under the federal Bank Holding Company Act of 1956 (the “BHC Act”) and, as a result, is primarily subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As a bank holding company located in Georgia, the Georgia Department of Banking and Finance (the “GDBF”) also regulates and monitors all significant aspects of our operations.

Acquisitions of Banks. The BHC Act requires every bank holding company to obtain the Federal Reserve’s prior approval before:

•
acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

•	acquiring all or substantially all of the assets of any bank; or

•	merging or consolidating with any other bank holding company.

Additionally, the BHC Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the BHC Act, if adequately capitalized and adequately managed, Community Capital or any other bank holding company located in Georgia or Alabama may purchase a bank located outside Georgia or Alabama. Conversely, an adequately capitalized and adequately managed bank holding company located outside Georgia or Alabama may purchase a bank located inside Georgia or Alabama. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for three years. Alabama law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for five years. These limitations do not apply to our banking subsidiaries because they have been in existence for the applicable time periods.

Change in Bank Control. Subject to various exceptions, the BHC Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenging the rebuttable presumption of control.

Permitted Activities. Bank holding companies are generally prohibited under the BHC Act from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than:

•	banking or managing or controlling banks; and

•	an activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	factoring accounts receivable;

•	making, acquiring, brokering or servicing loans and usual related activities;

•	leasing personal or real property;

•	operating a non-bank depository institution, such as a savings association;

•	trust company functions;

•	financial and investment advisory activities;

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

Generally, if Community Capital qualifies and elects to become a financial holding company, it may engage in activities that are financial in nature or incidental or complementary to financial activity. The BHC Act expressly lists the following activities as financial in nature:

•	lending, trust and other banking activities;

•	insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

•	providing financial, investment, or advisory services;

•	issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

•	underwriting, dealing in or making a market in securities;

•	other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

•	foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

•	merchant banking through securities or insurance affiliates; and

•	insurance company portfolio investments.

To qualify to become a financial holding company, each depository institution subsidiary of Community Capital must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, Community Capital must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. Although we are eligible to elect to become a financial holding company, we currently have no plans to make such an election.

Support of Subsidiary Institutions. Under Federal Reserve policy, Community Capital is expected to act as a source of financial strength its banking subsidiaries and to commit resources to support the banks. This support may be required at times when, without this Federal Reserve policy, Community Capital might not be inclined to provide it. In addition, any capital loans made by Community Capital to its banking subsidiaries will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of Community Capital’s bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of Albany Bank & Trust or AB&T National Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Our Banking Subsidiaries

Since Albany Bank & Trust and AB&T National Bank are chartered as a national banks, they are primarily subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the Office of the Comptroller of the Currency (the “OCC”). The OCC regularly examines our subsidiary banks’ operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The OCC also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

Additionally, Albany Bank & Trust’s and AB&T National Bank’s deposits are insured by the FDIC to the maximum extent provided by law. The Banks are also subject to numerous state and federal statutes and regulations that affect their business, activities and operations.

Branching. National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located. Under current Georgia law, Albany Bank & Trust may open branch offices throughout Georgia with the prior approval of the OCC. In addition, with prior regulatory approval, Albany Bank & Trust may acquire branches of existing banks located in Georgia. Albany Bank & Trust and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the laws of the applicable state (the foreign state). Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

Under current Alabama law, AB&T National Bank may open branch offices throughout Alabama with the prior approval of the OCC. In addition, with prior regulatory approval, AB&T National Bank may acquire branches of existing banks located in Alabama. AB&T National Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the laws of the applicable state (the foreign state). Alabama law, with limited exceptions, currently permits branching across state lines through interstate mergers.

Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, neither Georgia nor Alabama has opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of these states may branch into either of these states. This provides a limited barrier of entry into the Georgia and Alabama banking markets, which protects us from an important segment of potential competition. However, because Georgia and Alabama have elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until Georgia or Alabama changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

Prompt Corrective Action. The FDIC Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category. At December 31, 2004, we qualified for the well-capitalized category.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.44 cents per $100 of deposits for the first quarter of 2005.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC or the OCC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on Albany Bank & Trust. Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, we are subject to a Community Reinvestment Act examination only once every 60 months if we receive an “outstanding” rating, once every 48 months if we receive a “satisfactory” rating and as needed if our rating is “less than satisfactory.” Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Other Regulations. Interest and other charges collected or contracted for by Albany Bank & Trust and AB&T National Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military. Albany Bank & Trust's and AB&T National Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

In addition to the federal and state laws noted above, the Georgia Fair Lending Act (“GAFLA”) imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. On August 5, 2003, the OCC issued a formal opinion stating that the entirety of GAFLA is pre-empted by federal law for national banks and their operating subsidiaries. As a result, Albany Bank & Trust and AB&T National Bank are exempt from the requirements of GAFLA.

The deposit operations of Albany Bank & Trust and AB&T National Bank are subject to:

•
the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•
the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Capital Adequacy

Community Capital, Albany Bank & Trust and AB&T National Bank are required to comply with the capital adequacy standards established by the Federal Reserve (in the case of Community Capital) and the OCC (in the case of Albany Bank & Trust and AB&T National Bank). The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Albany Bank & Trust and AB&T National Bank are subject to risk-based and leverage capital requirements adopted by the OCC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2004 our ratio of total capital to risk-weighted assets was 20.84% and our ratio of Tier 1 Capital to risk-weighted assets was 19.88%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2004, our leverage ratio was 14.81%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See “—Prompt Corrective Action.”

Payment of Dividends

Community Capital is a legal entity separate and distinct from Albany Bank & Trust and AB&T National Bank. The principal sources of Community Capital’s cash flow, including cash flow to pay dividends to its shareholders, are dividends that Albany Bank & Trust and AB&T National Bank pay to their sole shareholder, Community Capital. Statutory and regulatory limitations apply to Albany Bank & Trust’s and AB&T National Bank’s payment of dividends to Community Capital as well as to Community Capital’s payment of dividends to its shareholders.

Albany Bank & Trust and AB&T National Bank are required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by their respective boards of directors in any year will exceed (1) the total of the bank’s net profits for that year, plus (2) its retained net profits of the preceding two years, less any required transfers to surplus.

The payment of dividends by Community Capital, Albany Bank & Trust and AB&T National Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of its federal bank regulatory agency, Albany Bank & Trust or AB&T National Bank were engaged in or about to engage in an unsafe or unsound practice, the federal bank regulatory agency could require, after notice and a hearing, that the bank stop or refrain engaging in the practice. The federal bank regulatory agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDIC Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See “—Prompt Corrective Action” above.

Restrictions on Transactions with Affiliates

Community Capital, Albany Bank & Trust and AB&T National Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	a bank’s loans or extensions of credit to affiliates;

•	a bank’s investment in affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•	loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

•	a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. Albany Bank & Trust and AB&T National Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

Community Capital, Albany Bank & Trust and AB&T National Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Albany Bank & Trust and AB&T National Bank are also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

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

Consumer Credit Reporting

On December 4, 2003, President Bush signed the Fair and Accurate Credit Transactions Act (the “FAIR Act”), amending the federal Fair Credit Reporting Act (the “FCRA”). These amendments to the FCRA (the “FCRA Amendments”) became effective in 2004.

The FCRA Amendments include, among other things:

•
requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud;

•	new consumer notice requirements for lenders that use consumer report information in connection with risk-based credit pricing programs;

•
for entities that furnish information to consumer reporting agencies (which includes our banking subsidiaries), requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information, and regarding the correction of previously furnished information that is later determined to be inaccurate; and

•	a requirement for mortgage lenders to disclose credit scores to consumers.

The FCRA Amendments also prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the “opt-out”), subject to certain exceptions. We do not share consumer information among our affiliated companies for marketing purposes, except as allowed under exceptions to the notice and opt-out requirements.

Anti-Terrorism Legislation

Albany Bank & Trust and AB&T National Bank are subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), the Bank Secrecy Act, and rules and regulation of the Office of Foreign Assets Control (the “OFAC”). These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism financing. Community Capital and its subsidiaries established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise have implemented procedures and policies to comply with the foregoing rules.

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

Effect of Governmental Monetary Polices

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

Selected Statistical Information

The responses to this section of Item I are included in the Company’s Annual Report to Shareholders, under the heading “Selected Financial Information and Statistical Data” at pages 10 through 16, and are incorporated herein by reference.

ITEM 2.  DESCRIPTION OF PROPERTIES

Community Capital’s executive offices and Albany Bank & Trust’s main office is located at 2815 Meredyth Drive, Albany, Dougherty County, Georgia. Albany Bank & Trust owns this property, which includes a two-story, Colonial-style building consisting of approximately 10,700 square feet, four drive-up widows, a night depository and one automated teller machine.

Community Capital also leases approximately 7,500 square feet at 2722 Dawson Road, Suite 1, Albany, Georgia 31707 under a five-year operating lease, which is used as its operations center. Albany Bank & Trust also operates two branch offices and a loan production office. The address, approximate square footage and lease information for these properties is set forth below:

Lee County Branch Office	Downtown Albany Branch	Loan Production Office
1533-B Highway 19 S	214 Pine Avenue	1529 Moultrie Road
Leesburg, GA 31763	Albany, GA, 31701	Albany, GA 31705
5-year operating lease	30-year capital lease	5-year operating lease
1,500 square feet	2,500 Square feet	1,500 square feet

AB&T National Bank is headquartered at 1479 W. Main Street, Dothan, Alabama. AB&T National Bank owns this property, which includes a one-story brick building consisting of approximately 6,000 square feet, three drive-up windows, one automated teller machine and a night depository. AB&T National Bank also operates a branch office, under the name of First National Bank of Lee County, in a temporary banking facility located at 1943 E. Glenn Avenue, Auburn, Alabama. This property is owned and consists of approximately 2,000 square feet, a drive-up window, night depository and an automated teller machine.

Other than normal real estate commercial lending activities of Albany Bank & Trust and AB&T National Bank, Community Capital generally does not invest in real estate, interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The response to this Item is partially included in Community Capital’s Annual Report to Shareholders at page 48 and is incorporated herein by reference.

Community Capital issued no unregistered securities during the fiscal year ended December 31, 2004. Additionally, Community Capital did not purchase any shares of its common stock during the fourth quarter of 2004.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The response to this Item is included in Community Capital’s Annual Report to Shareholders, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at pages 1 through 9, and is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

The following financial statements are included in Community Capital’s Annual Report to Shareholders at pages 15 through 46, and are incorporated herein by reference.

▪	Independent Auditors’ Report

▪	Consolidated balance sheets as of December 31, 2004 and 2003

▪	Consolidated statements of income for the years ended December 31, 2004 and 2003

▪	Consolidated statements of comprehensive income for the years ended December 31, 2004 and 2003

▪	Consolidated statements of stockholders’ equity for the years ended December 31, 2004 and 2003

▪	Consolidated statements of cash flows for the years ended December 31, 2004 and 2003

▪	Notes to consolidated financial statements

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8A.  CONTROLS AND PROCEDURES

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures under Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are adequate to ensure that material information relating to the Company, including its consolidated subsidiaries, that is required to be included in its periodic filings with the Securities and Exchange Commission, is timely made know to them. During the quarter ended December 31, 2004 there were no changes in the Company's internal controls that materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

 PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The responses to this Item are included in Community Capital’s Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2005, under the following headings, and are incorporated herein by reference.

Proposal One: Election of Directors -Class II Nominated Directors, -Continuing Class III Directors and -Continuing Class I Directors” at pages 3 through 4;

“Executive Officers,” at page 6;

“Section 16(a) Beneficial Ownership Reporting Compliance,” at page 12.

The Company has a Code of Ethics that applies to the Company’s Chief Executive Officer and Principal Financial and Accounting Officer. The Company will provide a copy of the Code of Ethics free of charge to any shareholder upon written request to the Company.

ITEM 10.  EXECUTIVE COMPENSATION

The responses to this Item are included in Community Capital’s Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2005, under the heading “Compensation” at pages 6 through 10, and are incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this Item is partially included in Community Capital’s Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2005, under the headings “Security Ownership of Certain Beneficial Owners” at pages 11 through 12, and is incorporated herein by reference.

Equity Compensation Plans

The table below sets forth information regarding shares of Community Capital common stock authorized for issuance under the following Community Capital equity compensation plans and agreements:

•	Community Capital Bancshares, Inc. 1998 Stock Incentive Plan

•	Community Capital Bancshares, Inc. 2000 Outside Directors’ Stock Option Plan

•	Community Capital Bancshares, Inc. Non-qualified Stock Option Agreement with Charles M. Jones, III

•	Community Capital Bancshares, Inc. Restated Employee Stock Purchase Plan

•	Community Capital Bancshares, Inc. Non-qualified Stock option agreements with David Baranko, David Guillebeau, Paul Joiner, Rosa Ramsey, and LaDonna Urick.

The Stock Incentive Plan was approved by shareholders on March 11, 1999. None of the other equity compensation plans or agreements listed above has been approved by Community Capital’s shareholders. Each of those plans or agreements is described below.

	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under the equity compensation plans (excluding shares subject to outstanding options)
Equity compensation plans approved by security holders	165,853	8.60	137,721
Equity compensation plans not approved by security holders	367,076	8.21	14,521
Total	532,929	8.33	152,242

2000 Outside Directors’ Stock Option Plan. The 2000 Outside Directors’ Stock Option Plan was adopted by the Board of Directors on April 24, 2000. This plan is not subject to the Employment Retirement Income Security Act of 1974, nor is it qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended. The 2000 Outside Directors’ Stock Option Plan provides for the issuance of nonqualified stock options to members of the Board of Directors who are not employees of Community Capital or any of its affiliates and the Chairman of the Board of Directors, regardless of whether he is an employee of Community Capital. Community Capital has reserved up to 21,429 shares of Community Capital’s common stock for issuance under this plan upon exercise of an option. This number may change in the event of future stock dividends, stock splits, recapitalizations and similar events. If an option expires or terminates without being exercised, the shares subject to the unexercised portion of the option may again be available for awards under the 2000 Outside Directors’ Stock Option Plan. The purpose of this plan is to promote in its non-employee directors personal interest in the welfare of Community Capital and provide incentives to the individuals who are primarily responsible for shaping and carrying out the long-term plans of Community Capital.

The 2000 Outside Directors’ Stock Option Plan provides for an annual grant of an option to purchase 142 shares of Community Capital’s common stock to the existing non-employee directors and an option to purchase 285 shares of Community Capital’s common stock to the Chairman of the Board as of the date of each annual shareholders’ meeting. Options granted pursuant to this plan are generally nontransferable except by will or the laws of descent and distribution unless otherwise permitted by the Board of Directors. These options are fully vested and exercisable immediately, subject to any restriction imposed by the primary federal regulator of Community Capital. The exercise price of these options must be equal to the fair market value of the common stock on the date the option is granted. The term of the options may not exceed ten years from the date of grant. If a participant ceases to be a director of Community Capital or any affiliate, the options expire, terminate and become unexercisable no later than 90 days after the date the participant ceases to provide such services.

Non-qualified Stock Option Agreement with Charles M. Jones, III. On November 15, 1999, Mr. Jones was granted an option to purchase 21,429 shares of Community Capital’s common stock at an exercise price of $7.35 per share, as adjusted to reflect Community Capital’s ten-for-seven stock split effective in January 2001. This option vests in 20% equal increments over five years beginning on the first anniversary of the grant date for so long as Mr. Jones serves as a director of Community Capital or any of its affiliates. The option will be come fully vested if Mr. Jones retires on or after he reaches age 65 or upon a change in control of Community Capital. The option will expire on the tenth anniversary of the grant date or, if earlier, 90 days after Mr. Jones ceases to be a director of Community Capital or any affiliate.

Non-qualified Stock Option Agreement with Members of Management. On February 23, 2003, Community Capital granted five members of management options to purchase an aggregate of 50,000 shares of Community Capital’s common stock at an exercise price of $10.18 per share. These options vest in 20% equal increments over five years beginning on the first anniversary of the grant date for so long as the individual serves as an employee of Community Capital or any of its affiliates. The options will become fully vested if there is a change in control of Community Capital. The options will expire on the tenth anniversary of the grant date or, if earlier, 90 days after the optionee ceases to be an employee of Community Capital or any affiliate. Since the options were only granted to officers of Community Capital and the Bank, the option grants did not involve a public offering and therefore were exempt from registration under Section 4(2) of the Securities Act of 1933.

Restated Employee Stock Purchase Plan. The Employee Stock Purchase Plan enables eligible employees to purchase shares of Community Capital common stock through payroll deductions. An employee is eligible to participate in the Employee Stock Purchase Plan if that employee is a resident of Georgia and is employed in a position that customarily requires at least 20 hours of work per week. Under the Employee Stock Purchase Plan, employee payroll deductions are combined with matching contributions made by Community Capital and used to purchase shares of Community Capital common stock on behalf of the employee at the end of each calendar quarter. The shares are purchased in the open market at prevailing prices at the time of the purchase or may be purchased from Community Capital at fair market value. Fair market value is determined by Community Capital in good faith based on all relevant facts and circumstances as of the date of purchase. If an employee terminates employment with Community Capital or any affiliate or the employee no longer satisfies the eligibility requirements, the employee’s payroll deductions made under the Employee Stock Purchase Plan that have not been used to purchase shares of Community Capital’s common stock will be returned to that employee and any matching credits will be forfeited.

Warrant Agreements with Each of Community Capital’s Directors. On March 11, 1999, Community Capital issued its directors warrants to purchase an aggregate of 302,420 shares of Community Capital’s common stock at $7.00 per share, as adjusted to reflect Community Capital’s 10-for-7 stock split effective in January 2001. The warrants become exercisable in 20% annual increments beginning on the first anniversary of the issuance date. Exercisable warrants will remain exercisable for the ten-year period following the date of issuance or for 90 days after the warrant holder ceases to be a director of Community Capital, whichever is shorter. The exercise price of each warrant is subject to adjustment for stock splits, recapitalizations or other similar events. Additionally, if the Bank’s capital falls below the minimum level, as determined by the OCC, Community Capital may be directed to require the directors to exercise or forfeit their warrants.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to this Item are included in Community Capital’s Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2005, under the headings “Relationships and Related Transactions” at page 12 and “Compensation” at pages 6 through 10, and are incorporated herein by reference.

ITEM 13.   EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number     Exhibit

3.1	Articles of Incorporation. (Incorporated herein by reference to exhibit of same number in Community Capital’s Registration Statement on Form SB-2, Registration No. 333-68307, filed December 3, 1998.)

3.2	Bylaws. (Incorporated herein by reference to exhibit of same number in Community Capital’s Registration Statement on Form SB-2, Registration No. 333-68307, filed December 3, 1998.)

4.1	Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

4.2
Amended and Restated Declaration of Trust. (Incorporated herein by reference to exhibit of the same number in Community Capital's Quarterly Report on Form 10-QSB for the period ended March 31, 2003 (File no. 000-25345), filed May 15, 2003.)

4.3
Indenture Agreement. (Incorporated herein by reference to exhibit of the same number in Community Capital's Quarterly Report on Form 10-QSB for the period ended March 31, 2003 (File no. 000-25345), filed May 15, 2003.)

4.4
Guarantee Agreement. (Incorporated herein by reference to exhibit of the same number in Community Capital's Quarterly Report on Form 10-QSB for the period ended March 31, 2003 (File no. 000-25345), filed May 15, 2003.)

10.3*
Employment Agreement dated September 13, 2004, among Albany Bank & Trust, N.A., Community Capital Bancshares, Inc. and Robert E. Lee. (Incorporated by reference to exhibit of same number in Community Capital's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004 (File no. 000-25345), filed November 15, 2004.)

10.4*
Employment Agreement dated September 13, 2004, among Albany Bank & Trust, N.A., Community Capital Bancshares, Inc. and David C. Guillebeau. (Incorporated by reference to exhibit of same number in Community Capital's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004 (File no. 000-25345), filed November 15, 2004.)

10.5
Form of Community Capital Bancshares, Inc. Organizers’ Warrant Agreement. (Incorporated herein by reference to exhibit of same number in Commuity Capital’s Amendment No. 1 to Registration Statement on Form SB-2, Registration No. 333-68307, filed February 2, 1999.)

10.6*
Community Capital Bancshares, Inc. Amended and Restated 1998 Stock Incentive Plan. (Incorporated by reference to exhibit of same number in Community Capital’s Amendment No. 2 to Registration Statement on Form SB-2, Registration No. 333-68307, filed February 2, 1999.)

10.7*
Form of Community Capital Bancshares, Inc. Incentive Stock Option Award. (Incorporated herein by reference to exhibit of same number in Community Capital’s Registration Statement on Form SB-2, Registration No. 333-68307, filed December 3, 1998.)

10.8*
Community Capital Bancshares, Inc. 2000 Outside Directors’ Stock Option Plan. (Incorporated by reference to exhibit of same number in Community Capital’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2000 (File no. 000-25345), filed November 14, 2000.)

10.9*
Community Capital Bancshares, Inc. Non-Qualified Stock Option Agreement with Charles Jones, dated November 15, 1999. (Incorporated by reference to exhibit of same number in Community Capital’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2000 (File no. 000-25345), filed November 14, 2000.)

10.10*
Community Capital Bancshares, Inc. Non-Qualified Stock Option Agreement with Richard Bishop, dated April 11, 2000. (Incorporated by reference to exhibit of same number in Community Capital’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2000 (File no. 000-25345), filed November 14, 2000.)

10.11*
First Amendment to the Community Capital Bancshares, Inc. 1998 Stock Incentive Plan. (Incorporated by referece to exhibit of same number in Community Capital's Form 10-KSB (File no. 000-25345), filed March 26, 2002.)

10.12*
First Amendment to the Community Capital Bancshares, Inc. 2000 Outside Directors’ Stock Option Plan. (Incorporated by referece to exhibit of same number in Community Capital's Form 10-KSB (File no. 000-25345), filed March 26, 2002.)

10.13*
Community Capital Bancshares, Inc. Restated Employee Stock Purchase Plan. (Incorporated by referece to exhibit of same number in Community Capital's Form 10-KSB (File no. 000-25345), filed March 26, 2002.)

10.14
Agreement and Plan of Merger by and between First Bank of Dothan, Inc. and Community Capital Bancshares, Inc., dated as of July 2, 2003. (Incorporated by reference to Exhibit 99.1 in Community Capital's Current Report on Form 8-K (File no. 000-25345), filed July 7, 2003.)

10.15
First Amendment to the Agreement and Plan of Merger by and between First Bank of Dothan, Inc. and Community Capital Bancshares, Inc., dated August 6, 2003. (Incorporated by reference to exhibit of same number in Community Capital's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2003 (File no. 000-25345), filed August 14, 2003.)

10.16
Second Amendment to the Agreement and Plan of Merger by and Between First Bank of Dothan, Inc. and Community Capital Bancshares, Inc., dated September 24, 2003. (Incorporated by reference to Exhibit 99.1 in Community Capital's Registration Statement on Form S-3, Registration No. 333-111323, filed December 18, 2003.)

10.17*
Employment Agreement dated September 13, 2004, among Albany Bank & Trust, N.A., Community Capital Bancshares, Inc. and David J. Baranko. (Incorporated by reference to exhibit of same number in Community Capital's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004 (File no. 000-25345), filed November 15, 2004.)

10.18*
Employment Agreement dated September 13, 2004, among Albany Bank & Trust, N.A., Community Capital Bancshares, Inc. and Paul E. Joiner, Jr. (Incorporated by reference to exhibit of same number in Community Capital's Current Report on Form 8-K (File no. 000-25345), filed December 7, 2004.)

10.19*	Salary Continuation Agreement dated September 13, 2004, among Albany Bank & Trust, N.A., Community Capital Bancshares, Inc. and Robert E. Lee.

10.20*	Salary Continuation Agreement dated September 13, 2004, among Albany Bank & Trust, N.A., Community Capital Bancshares, Inc. and Paul E. Joiner, Jr.

13.1
Community Capital Bancshares, Inc. 2004 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, Community Capital’s 2004 Annual Report to Shareholders is not deemed to be filed as part of this Report.

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

_____________________________
* Compensatory plan or arrangement.

(b)   Reports on Form 8-K filed in the fourth quarter of 2004:

Form 8-K filed November 10 ,2004 reporting earnings for the third quarter of 2004.
Form 8-K filed December 7, 2004 reporting a material definitive agreement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2005, under the heading “Independent Public Accountant” on page 13.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY CAPITAL BANCSHARES, INC.

Date: March 21, 2005	By:	/s/ Robert E. Lee
Robert E. Lee
President

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

Signature	Title	Date

Director
Robert M. Beauchamp

/s/ Bennett D. Cotton, Jr.	Director	March 21, 2005
Bennett D. Cotten, Jr.

/s/ Glenn A. Dowling	Director	March 21, 2005
Glenn A. Dowling

/s/ Mary Helen Dykes	Director	March 21, 2005
Mary Helen Dykes

/s/ Charles M. Jones, III	Chairman of the Board	March 21, 2005
Charles M. Jones, III	and Chief Executive Officer

/s/ Van Cise Knowles	Director	March 21, 2005
Van Cise Knowles

/s/ C. Richard Langley	Director	March 21, 2005
C. Richard Langley

/s/ Robert E. Lee	Director and President	March 21, 2005
Robert E. Lee	(Principal Executive Officer)

/s/ William F. McAfee	Director	March 21, 2005
William F. McAfee

/s/ Mark M. Shoemaker	Director	March 21, 2005
Mark M. Shoemaker

/s/ Jane Anne D. Sullivan	Director	March 21, 2005
Jane Anne D. Sullivan

/s/ John P. Ventulett, Jr.	Director	March 21, 2005
John P. Ventulett, Jr.

/s/ Lawrence B. Willson	Director	March 21, 2005
Lawrence B. Willson

/s/ James D. Woods	Director	March 21, 2005
James D. Woods

/s/ David J. Baranko	Chief Financial Officer	March 21, 2005
David J. Baranko	(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

Exhibit
Number     Exhibit

3.1	Articles of Incorporation. (Incorporated herein by reference to exhibit of same number in Community Capital’s Registration Statement on Form SB-2, Registration No. 333-68307, filed December 3, 1998.)

3.2	Bylaws. (Incorporated herein by reference to exhibit of same number in Community Capital’s Registration Statement on Form SB-2, Registration No. 333-68307, filed December 3, 1998.)

4.1	Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

4.2
Amended and Restated Declaration of Trust. (Incorporated herein by reference to exhibit of the same number in Community Capital's Quarterly Report on Form 10-QSB for the period ended March 31, 2003 (File no. 000-25345), filed May 15, 2003.)

4.3
Indenture Agreement. (Incorporated herein by reference to exhibit of the same number in Community Capital's Quarterly Report on Form 10-QSB for the period ended March 31, 2003 (File no. 000-25345), filed May 15, 2003.)

4.4
Guarantee Agreement. (Incorporated herein by reference to exhibit of the same number in Community Capital's Quarterly Report on Form 10-QSB for the period ended March 31, 2003 (File no. 000-25345), filed May 15, 2003.)

10.3*
Employment Agreement dated September 13, 2004, among Albany Bank & Trust, N.A., Community Capital Bancshares, Inc. and Robert E. Lee. (Incorporated by reference to exhibit of same number in Community Capital's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004 (File no. 000-25345), filed November 15, 2004.)

10.4*
Employment Agreement dated September 13, 2004, among Albany Bank & Trust, N.A., Community Capital Bancshares, Inc. and David C. Guillebeau. (Incorporated by reference to exhibit of same number in Community Capital's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004 (File no. 000-25345), filed November 15, 2004.)

10.5
Form of Community Capital Bancshares, Inc. Organizers’ Warrant Agreement. (Incorporated herein by reference to exhibit of same number in Commuity Capital’s Amendment No. 1 to Registration Statement on Form SB-2, Registration No. 333-68307, filed February 2, 1999.)

10.6*
Community Capital Bancshares, Inc. Amended and Restated 1998 Stock Incentive Plan. (Incorporated by reference to exhibit of same number in Community Capital’s Amendment No. 2 to Registration Statement on Form SB-2, Registration No. 333-68307, filed February 2, 1999.)

10.7*
Form of Community Capital Bancshares, Inc. Incentive Stock Option Award. (Incorporated herein by reference to exhibit of same number in Community Capital’s Registration Statement on Form SB-2, Registration No. 333-68307, filed December 3, 1998.)

10.8*
Community Capital Bancshares, Inc. 2000 Outside Directors’ Stock Option Plan. (Incorporated by reference to exhibit of same number in Community Capital’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2000 (File no. 000-25345), filed November 14, 2000.)

10.9*
Community Capital Bancshares, Inc. Non-Qualified Stock Option Agreement with Charles Jones, dated November 15, 1999. (Incorporated by reference to exhibit of same number in Community Capital’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2000 (File no. 000-25345), filed November 14, 2000.)

10.10*
Community Capital Bancshares, Inc. Non-Qualified Stock Option Agreement with Richard Bishop, dated April 11, 2000. (Incorporated by reference to exhibit of same number in Community Capital’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2000 (File no. 000-25345), filed November 14, 2000.)

10.11*
First Amendment to the Community Capital Bancshares, Inc. 1998 Stock Incentive Plan. (Incorporated by referece to exhibit of same number in Community Capital's Form 10-KSB (File no. 000-25345), filed March 26, 2002.)

10.12*
First Amendment to the Community Capital Bancshares, Inc. 2000 Outside Directors’ Stock Option Plan. (Incorporated by referece to exhibit of same number in Community Capital's Form 10-KSB (File no. 000-25345), filed March 26, 2002.)

10.13*
Community Capital Bancshares, Inc. Restated Employee Stock Purchase Plan. (Incorporated by referece to exhibit of same number in Community Capital's Form 10-KSB (File no. 000-25345), filed March 26, 2002.)

10.14
Agreement and Plan of Merger by and between First Bank of Dothan, Inc. and Community Capital Bancshares, Inc., dated as of July 2, 2003. (Incorporated by reference to Exhibit 99.1 in Community Capital's Current Report on Form 8-K (File no. 000-25345), filed July 7, 2003.)

10.15
First Amendment to the Agreement and Plan of Merger by and between First Bank of Dothan, Inc. and Community Capital Bancshares, Inc., dated August 6, 2003. (Incorporated by reference to exhibit of same number in Community Capital's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2003 (File no. 000-25345), filed August 14, 2003.)

10.16
Second Amendment to the Agreement and Plan of Merger by and Between First Bank of Dothan, Inc. and Community Capital Bancshares, Inc., dated September 24, 2003. (Incorporated by reference to Exhibit 99.1 in Community Capital's Registration Statement on Form S-3, Registration No. 333-111323, filed December 18, 2003.)

10.17*
Employment Agreement dated September 13, 2004, among Albany Bank & Trust, N.A., Community Capital Bancshares, Inc. and David J. Baranko. (Incorporated by reference to exhibit of same number in Community Capital's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004 (File no. 000-25345), filed November 15, 2004.)

10.18*
Employment Agreement dated September 13, 2004, among Albany Bank & Trust, N.A., Community Capital Bancshares, Inc. and Paul E. Joiner, Jr. (Incorporated by reference to exhibit of same number in Community Capital's Current Report on Form 8-K (File no. 000-25345), filed December 7, 2004.)

10.19*	Salary Continuation Agreement dated September 13, 2004, among Albany Bank & Trust, N.A., Community Capital Bancshares, Inc. and Robert E. Lee.

10.20*	Salary Continuation Agreement dated September 13, 2004, among Albany Bank & Trust, N.A., Community Capital Bancshares, Inc. and Paul E. Joiner, Jr.

13.1
Community Capital Bancshares, Inc. 2004 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, Community Capital’s 2004 Annual Report to Shareholders is not deemed to be filed as part of this Report.

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
_____________________________
* Compensatory plan or arrangement.