Form 10QSB
period 2005-03-31
COMMUNITY CAPITAL BANCSHARES INC
filed 2005-05-13
CIK 1074369

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT 1934

For the transition period from _______ to _______

Commission File Number: 000-25345

Community Capital Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Georgia	58-2413468
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

P.O. Drawer 71269, Albany, Georgia 31708
(Address of principal executive offices)

(229) 446-2265
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
Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2005: 2,908,840 shares

Transitional Small Business Disclosure Format (check one):
Yes  ☐  No  ☒

Community Capital Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
(Dollars in thousands)

	March 31,2005		December 31, 2004
Assets
Cash and due from banks		$5,004		$5,515
Federal funds sold		--		1,363
Securities available for sale		41,435		42,518
Restricted equity securities		2,339		2,019
Loans		149,566		127,185
Less allowance for loan losses		1,629		1,528
Loans, net		147,937		125,657
Premises and equipment		6,103		6,150
Goodwill		2,334		2,334
Core deposit premium		318		330
Other assets		10,079		9,404
Total Assets		$215,549		$195,290

Liabilities and Shareholders' Equity
Deposits
Non-interest bearing		$18,996		$16,316
Interest bearing		132,008		122,723
Total deposits		151,004		139,039
Other borrowings		34,076		25,153
Guaranteed preferred beneficial interests in junior subordinated debentures		4,124		4,124
Other liabilities		757		1,142
Total Liabilities		189,961		169,458

Shareholders' equity
Preferred stock, par value not stated; 2,000,000 shares authorized;
no shares issued	$	- -	$	- -
Common stock, $1.00 par value, 10,000,000 shares authorized;
2,967,761 and 2,946,476 shares issued		2,968		2,946
Capital surplus		22,173		22,046
Retained earnings		1,743		1,589
Accumulated other comprehensive loss		(876)		(329)
Less cost of treasury stock, 58,921 shares		(420)		(420)
Total shareholders' equity		25,588		25,832
Total Liabilities and Shareholders' Equity		$215,549		$195,290

Community Capital Bancshares, Inc. and Subsidiaries Consolidated Statements of Income (unaudited) Three months ended March 31, 2005 and 2004 (Dollars in thousands, except earnings per share)

	2005	2004
Interest Income
Loans	$2,367	$2,006
Investment securities	462	331
Deposits in banks	6	1
Federal funds sold	24	10
Total interest income	2,859	2,348
Interest expense
Deposits	701	517
Other borrowed money	233	170
Total interest expense	934	687
Net interest income	1,925	1,661
Provision for loan losses	180	15
Net interest income after provision for loan losses	1,745	1,646
Other income
Service charges on deposit accounts	216	186
Financial service fees	30	21
Mortgage origination fees	34	35
Loss on sale of foreclosed properties	--	(51)
Other operating income	99	34
Total other income	379	225
Other expenses
Salaries and employee benefits	861	752
Equipment and occupancy expenses	277	218
Marketing expenses	55	55
Data processing expenses	146	120
Administrative expenses	164	110
Legal and professional	102	56
Directors fees	63	58
Amortization of intangible assets	12	20
Stationery and supply expense	44	42
Other operating expenses	93	115
Total other expense	1,817	1,546
Income before income taxes	307	325
Income tax expense	93	103
Net income	$214	$222
Basic earnings per share (weighted average shares used in calculation: 2,896,658 in 2005 and 1,714,196 in 2004)	$.07	$.13
Diluted earnings per share (weighted average shares used in calculation: 3,071,458 in 2005 and 1,924,240 in 2004)	$.07	$.12

Community Capital Bancshares, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (unaudited)
Three months ended March 31, 2005 and 2004 (Dollars in thousands)

	2005	2004

Net Income	$214	$222
Other comprehensive income (loss)
Net unrealized holding gains (losses) arising during the period, net of tax expense (benefit) of ($282,000) in 2005 and $168,000 in 2004.	(547)	331
Comprehensive income (loss)	$(333)	$553

Community Capital Bancshares, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited) Three Months ended March 31, 2005 and 2004 (Dollars in thousands)

	2005	2004
Cash Flows from operating activities:
Net income	$214	$222
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	116	98
Amortization of core deposit premiums	12	31
Provision for loan losses	180	15
Net gain on sale of investments available for sale	- -	(2)
Provision for deferred taxes	11	46
(Increase) decrease in interest receivable	(122)	71
Other operating activities	(613)	(1,522)
Net cash used in operating activities	(202)	(1,041)

Cash Flows from Investing Activities:
Purchase of property and equipment	(69)	(302)
Net (increase) decrease in federal funds sold	1,363	(11,106)
Net increase in loans	(22,460)	(1,535)
Proceeds from sales of securities available for sale	- -	3.753
Proceeds from maturities of securities available for sale	342	1,466
Purchase of securities available for sale	(407)	(2,012)
Net increase of bank owned life insurance	(56)	- -
Adjustment to acquisition	- -	(49)
Net cash used in investing activities	(21,287)	(9,785)

Cash Flows from Financing Activities:
Net increase in deposits	11,965	12,318
Increase in federal funds purchased	3,015	- -
Net increase in other borrowings	5,908	1,158
Dividends paid	(59)	(35)
Proceeds from exercise of stock warrants	149	195
Net cash provided by financing activities	20,978	13,636
Net increase (decrease) in cash	(511)	2,810
Cash and due from banks at beginning of period	5,515	4,285
Cash and due from banks at end of period	$5,004	$7,095

Supplemental Disclosure
Cash paid for interest	916	$701
Income taxes	- -	$30
Non-Cash Transaction
Unrealized losses on securities available for sale	$829	$399

Community Capital Bancshares, Inc.
and Subsidiaries
Notes to Financial Statements

Note 1.   Organization and Summary of Significant Accounting Policies

Nature of Business

Community Capital Bancshares, Inc. (the “Company”) is a multi-bank holding company whose principal activity is the ownership and management of its wholly-owned bank subsidiaries, Albany Bank and Trust, N.A, and AB & T National Bank, N. A., collectively referred to as “the Banks.” Albany Bank and Trust’s main office is located in Albany, Dougherty County, Georgia, with two full service branches and a loan production office in Albany and one full service branch in Lee County, Georgia. AB&T National Bank’s main office is located in Dothan, Houston County, Alabama and has a full service branch located in Auburn, Alabama. The Banks provide a full range of banking services to individual and corporate customers in their primary market areas of Dougherty and Lee Counties, Georgia and Houston and Lee Counties, Alabama.

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

The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended March 31, 2005 are not necessarily indicative of the results of a full year’s operations, and should be read in conjunction with the Company’s annual report as filed on Form 10-KSB.

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

Stock Compensation Plans

At March 31, 2005, the Company had two stock-based employee compensation plans, which are described in more detail in the 2004 annual report. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. In addition, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure in December 2002. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The Company has not elected to adopt the recognition provisions of this Statement for stock-based employee compensation and has elected to continue with accounting methodology in Opinion No. 25 as permitted by SFAS No. 123.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of these statements:

	Quarter Ended March 31,
	2005	2004

Net income, as reported	$214,000	$223,000
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(22,000)	(23,000)
Pro forma net income	$192,000	$200,000
Earnings per share:
Basic - as reported	$.07	$.13
Basic - pro forma	$.07	$.11
Diluted - as reported	$.07	$.12
Diluted - pro forma	$.06	$.10
Accounting Standards

In December 2003 the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer.  This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity.

This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment.

This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination.

This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004.  The changes required by this SOP are not expected to have a material impact on results of operations, financial position, or liquidity of the Company.

In the first quarter of 2005, the Financial Accounting Standards Board delayed the effective date of Statement No. 123R, Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, until the beginning of the first interim or annual reporting period that begins after December 15, 2005. This Statement applies to all awards granted or vesting after the required effective date and to awards modified, repurchased or cancelled after that date.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the March 31, 2005 Form 10-QSB and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-KSB for the year ended December 31, 2004.

Financial Condition

As of March 31, 2005 the Company’s total assets were $215,549,000 representing an increase of $20,259,000 or 10.37% from December 31, 2004. Earning assets consist of Federal funds sold, investment securities and loans. These assets provide the majority of the Company’s earnings. The mix of earning assets is a reflection of management’s philosophy regarding earnings versus risk.

Federal funds sold represent an overnight investment of funds and can be converted immediately to cash. At March 31, 2005, the Company had no federal funds sold. At December 31, 2004, the Company had federal funds sold of $1,363,000.

Investment securities consist of U.S. Government and Agency securities and municipal bonds. These investments are used to provide fixed maturities and as collateral for advances from the Federal Home Loan Bank and large public fund deposits. During the first quarter, investment securities decreased $1,083,000 due to maturities of securities. All securities are classified as available for sale, and are carried at current market values.

The loan portfolio is the largest earning asset and is the primary source of earnings for the Company. At March 31, 2005 net loans were $147,937,000. The loan portfolio increased $22,280,000 or 17.73% during the first quarter. At March 31, 2005, the allowance for loan losses was $1,629,000 or 1.09% of total loans. Management believes this is an adequate but not excessive amount based upon the composition of the current loan portfolio and current economic conditions. The relationship of the allowance to total loans will vary over time based upon Management’s evaluation of the loan portfolio. Management evaluates the adequacy of the allowance on a monthly basis and adjusts it accordingly by a monthly charge to earnings using the provision for loan losses. During the first quarter of 2005, the provision for potential loan losses was $180,000 as compared to the 2004 amount of $15,000. The higher provision for the current year is the result of new loans added to the portfolio.

Non-earning assets consist of premises and equipment, and other assets. Premises and equipment increased during the quarter as a result of the construction costs for the downtown Albany branch. Other assets consist primarily of accrued interest receivable and increased $675,000 as a result of the larger loan portfolio upon which to accrue interest.

The Company funds its assets primarily through deposits from customers. Additionally, it borrows funds from other sources to provide longer term fixed rate funding for its assets. The Company must pay interest on the majority of these funds and attempts to price these funds competitively in the market place but at a level that it can safely re-invest the funds profitably. At March 31, 2005, total deposits were $151,004,000 as compared to the year-end amount of $139,039,000. This is an increase of $11,965,000 or 8.61%. During the first quarter of 2005, the Company increased its overall deposits to fund future growth using the current low rate environment.

Interest bearing deposits are comprised of the following categories:

	March 31, 2005	December 31, 2004
Interest bearing demand and savings	$49,473,000	$47,865,000
Certificates of deposit in denominations of $100,000 or greater	30,517,000	27,335,000
Other Certificates of deposit	52,018,000	47,523,000
Total	$132,008,000	$122,723,000

Other borrowings consist of Federal Home Loan Bank advances and are secured by investment securities and loans of Albany Bank & Trust. A $6,000,000 advance was obtained during the current quarter.

Capital Adequacy

The following table presents the Company’s regulatory capital position as of March 31, 2005.

Tier 1 Capital to Risk Weighted Assets, actual	17.70%
Tier 1 Capital minimum requirement	4.00%

Total Capital to Risk Weighted Assets, actual	18.70%
Total Capital minimum requirement	8.00%

Tier 1 Leverage Ratio	13.30%
Tier 1 Leverage Ratio minimum requirement	4.00%

The Company’s ratios are well above the required regulatory minimums under capital adequacy guidelines and provide a sufficient basis to support future growth of the Company.

Results of operations

Net income for the three months ended March 31, 2005 is $214,000 as compared to $222,000 for the three months ended March 31, 2004.

Total interest income increased $511,000 or 21.76% for the three months ended March 31, 2005 as compared to the same period in the previous year. This was the result of increased interest income on loans, which increased $361,000. The increase in income was the direct result of the larger loan portfolio in the current year.

Interest expense for the three months ended March 31, 2005 was $934,000, which is an increase of $247,000 over the same period in the previous year. Although interest-bearing liabilities increased approximately 18% over the prior year due to additional interest-bearing deposits and Federal Home Loan Bank borrowings, interest expense incurred on total deposits and obligations increased 35.95%. The additional increase is a result of the increasing rate environment and the competitive forces involved in the acquisition of deposits.

Net interest income after the provision for loan losses was $1,745,000 for the three months ended March 31, 2005 as compared to the 2004 amount of $1,646,000. This is an increase of $99,000 or 6.01%. This increase is the combined result of the increased level of earning assets, offset by the increase in the cost of funds during the current year. Management is currently emphasizing a better interest margin as opposed to the higher growth rate emphasis in previous years.

Other income increased $154,000 to $379,000 for the three months ended March 31, 2005. Service charges on deposit accounts increased $30,000 or 16% due to the larger number of deposit accounts and the additional deposits provided by the Auburn branch. During 2004, the Bank purchased Bank-Owned Life Insurance (BOLI) which earns non-interest income for the bank. The income provided by BOLI was $62,000 while the three months ended March 31, 2004 did not have income from BOLI. In addition, there was a loss on sale of foreclosed properties of $51,000 during the first quarter 2004, while no gain or loss has occurred for the first quarter for 2005.

Non-interest expense increased $271,000 to $1,817,000 in for the quarter ended March 31, 2005. This is an increase of 17.53%. The largest area of increase was in the salary and employee benefits category. This expense item is $861,000 for the first quarter of the current year as compared to the 2004 amount of $752,000. This is an increase of $109,000 or 14.49%. The growth in this expense item is due to the increased staffing required to properly serve the Company’s customers, the addition of the Auburn branch staff, along with slightly higher levels of pay during the current year.

Equipment & Occupancy expenses increased $59,000 or 27.06% for the three months ended March 31, 2005 from the same period in 2004. The increase is due the new branches in Downtown Albany and Auburn, Alabama. Administrative expenses increased $54,000 to $164,000 in the current year. The majority of this increase is the result of expansion, which includes the downtown Albany branch and the Auburn branch. Legal and professional increased to $102,000 from $56,000 in 2004. This increase is the result of higher audit fees and legal fees for regulatory filings.

Diluted earnings per share for the three months ended March 31, 2005 was $.07 compared to $.12 in 2004, representing a decrease of $.05 per share or 41.67% from the same period in 2004. Diluted earnings per share decreased due to a higher number of shares outstanding as a result of a stock offering in August 2004.

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

ITEM 3. CONTROLS AND PROCEDURES

As of March 31,2005 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1.	Legal Proceedings
None

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) None
(b) None
(c) None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	Submission of Matters to a Vote of Security Holders
None

ITEM 5.	OTHER INFORMATION
None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Reports on Form 8-K
(1)	Form 8-K filed on February 1, 2005 regarding 2004 annual earnings.

(b)	Exhibits
31.1	Certification of the Chief Executive officer pursuant to Rule 13a-14(a) under the Securities exchange act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities exchange act of 1934, as amended.

31.3	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities exchange act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community Capital Bancshares, Inc.

May 13, 2005	/s/ Robert E. Lee
Date	Robert E. Lee,
President

May 13, 2005	/s/ David J. Baranko
Date	David J. Baranko
Chief Financial Officer (Duly authorized officer and principal financial / accounting officer )