Form 10QSB
period 2005-06-30
COMMUNITY CAPITAL BANCSHARES INC
filed 2005-08-15
CIK 1074369

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2005

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
Yes	☒	No	☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 5, 2005: 2,913,365 shares

Transitional Small Business Disclosure Format (check one):
Yes	☐	No	☒

Community Capital Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	June 30, 2005 (unaudited)		December 31, 2004
Assets
Cash and due from banks		$10,583		$5,515
Federal funds sold		19		1,363
Securities available for sale		39,866		42,518
Restricted equity securities		2,339		2,019
Loans		170,435		127,185
Less allowance for loan losses		1,883		1,528
Loans, net		168,552		125,657
Premises and equipment		7,744		6,150
Goodwill		2,334		2,334
Core deposit premium		306		330
Other assets		10,103		9,404
Total Assets		$241,846		$195,290

Liabilities and Shareholders' Equity
Deposits
Non-interest bearing		$19,806		$16,316
Interest bearing		159,052		122,723
Total deposits		178,858		139,039
Other borrowings		31,480		25,153
Guaranteed preferred beneficial interests in junior subordinated debentures		4,124		4,124
Other liabilities		1,151		1,142
Total Liabilities		215,613		169,458

Shareholders' equity
Preferred stock, par value not stated; 2,000,000 shares authorized;
no shares issued	$	- -	$	- -
Common stock, $1.00 par value, 10,000,000 shares authorized;
2,968,471 and 2,946,476 shares issued		2,968		2,946
Capital surplus		22,190		22,046
Retained earnings		1,961		1,589
Accumulated other comprehensive (loss)		(482)		(329)
Less cost of treasury stock, 57,047 and 58,921 shares as of June 30, 2005 and December 31, 2004, respectively		(404)		(420)
Total shareholders' equity		26,233		25,832
Total Liabilities and Shareholders' Equity		$241,846		$195,290

Community Capital Bancshares, Inc.
and Subsidiaries
Consolidated Statements of Income (unaudited)
For the three and six months ended June 30, 2005 and 2004
(Dollars in thousands, except earnings per share)

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Interest Income
Loans	2,848	$1,878	5,215	3,884
Taxable securities	423	277	876	593
Tax exempt securities	9	15	18	30
Deposits in banks	2	1	8	2
Federal funds sold	36	15	60	25
Total interest income	3,318	2,186	6,177	4,534
Interest expense
Deposits	946	540	1,646	1,072
Other borrowed money	313	204	547	360
Total interest expense	1,259	744	2,193	1,432
Net interest income	2,059	1,442	3,984	3,102
Provision for loan losses	250	- -	430	15
Net interest income after provision for loan losses	1,809	1,442	3,554	3,087
Other income
Service charges on deposit accounts	254	234	470	420
Financial service fees	40	31	69	52
Mortgage origination fees	49	58	84	93
Gain on sale of investment securities	-	13	-	15
Loss on sale of foreclosed properties	(1)	(18)	(10)	(29)
Bank owned life insurance	59	29	121	29
Other income	39	41	85	34
Total other income	440	388	819	614
Other expenses
Salaries and employee benefits	888	777	1,750	1,529
Equipment and occupancy expense	286	235	563	453
Marketing expense	43	51	98	106
Data processing expense	160	132	306	252
Stationary and supply expense	47	36	91	79
Administrative expenses	235	181	502	347
Other operating expenses	217	145	382	338
Total other expenses	1,876	1,558	3,692	3,104
Income before income taxes	373	272	681	597
Income tax expense	96	89	190	192
Net Income	277	183	491	405

Net income per common share	$0.10	$0.10	$0.17	$0.23
Diluted net income per common share	$.0.09	$0.09	$0.16	$0.21
Weighted average shares outstanding	2,911,318	1,720,196	2,904,428	1,690,613
Diluted average shares outstanding	3,060,125	1,895,605	3,068,801	1,872,824

Community Capital Bancshares, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (unaudited)
Three and six months ended June 30, 2004 and 2005 (Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net Income	$277	$183	$491	$405
Other comprehensive income (loss)
Net unrealized holding gains (losses) arising during period	597	(1,174)	(232)	(674)
Tax benefit (expense) on unrealized holding gains	(203)	399	79	229
Reclassification adjustment for gains included in net income, net of income taxes of $3.	- -	(10)	- -	(10)
Comprehensive income (loss)	$671	$(602)	$338	$(79)

Community Capital Bancshares, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited) Six Months ended June 30, 2005 and 2004 (Dollars in thousands)

	2005		2004
Cash Flows from operating activities:
Net income		$491	$405
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation		217	196
Amortization of Core Deposit Premium		24	22
Provision for loan losses		430	15
Provision for deferred taxes		37	(195)
(Increase) decrease in interest receivable		(154)	69
Net gain on sale of investments available for sale		--	(15)
Other operating activities		(726)	(5,922)
Net cash provided by (used in) operating activities		319	(5,425)

Cash Flows from Investing Activities:
Purchase of property and equipment		(1,811)	(199)
Net decrease in federal funds sold		1,344	1,358
Net increase in loans		(43,325)	(4,688)
Proceeds from maturities of securities available for sale		906	2,913
Proceeds from sale of securities		1,980	5,475
Purchase of securities available for sale		(554)	(7,736)

Net cash used in investing activities		(41,460)	(2,877)

Cash Flows from Financing Activities:
Net increase in deposits		39,819	5,050
Dividends paid to shareholders		(119)	(67)
Increase in federal funds purchased		480	2,271
Proceeds from exercise of stock warrants		162	195
Net increase in other borrowings		5,848	1,067
Treasury stock transactions, net		20	27
Net cash provided by financing activities		46,209	8,543
Net increase in cash		5,068	241
Cash and due from banks at beginning of period		5,515	4,285
Cash and due from banks at end of period		10,583	$4,526

Supplemental Disclosure
Cash paid for interest		$2,120	$1,455
Cash paid for income taxes	$	- -	$30

Non-Cash Transaction
Unrealized losses on securities available for sale		$232	$674

Community Capital Bancshares, Inc.
and Subsidiary
Notes to Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

Nature of Business

Community Capital Bancshares, Inc. (the “Company”) is a multi-bank holding company whose principal activity is the ownership and management of its wholly-owned bank subsidiaries, Albany Bank and Trust, N.A, and AB & T National Bank, N. A., collectively referred to as “the Banks.” Albany Bank and Trust’s main office is located in Albany, Dougherty County, Georgia, with two full service branches in Albany and one full service branch in Lee County, Georgia and a loan production office in Charleston, South Carolina. AB&T National Bank’s main office is located in Dothan, Houston County, Alabama and has a full service branch located in Auburn, Alabama. The Banks provide a full range of banking services to individual and corporate customers in their primary market areas of Dougherty and Lee Counties, Georgia and Houston and Lee Counties, Alabama.

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

The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results of a full year’s operations, and should be read in conjunction with the Company’s annual report as filed on Form 10-KSB.

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

Stock Compensation Plans

At June 30, 2005, the Company had two stock-based employee compensation plans, which are described in more detail in the 2004 annual report. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. In addition, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure in December 2002. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The Company has not elected to adopt the recognition provisions of this Statement for stock-based employee compensation and has elected to continue with accounting methodology in Opinion No. 25 as permitted by SFAS No. 123.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of these statements:

	Three months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$277,000	$183,000	$491,000	$405,000
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(22,000)	(63,000)	(44,000)	(86,000)
Pro forma net income	$255,000	$120,000	$447,000	$319,000
Earnings per share:
Basic - as reported	$.10	$.10	$.17	$.23
Basic - pro forma	$.09	$.07	$.15	$.18
Diluted - as reported	$.09	$.09	$.16	$.21
Diluted - pro forma	$.08	$.06	$.15	$.17

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the June 30, 2005 Form 10-QSB and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-KSB for the year ended December 31, 2004.

Financial Condition

As of June 30, 2005 the Company’s total assets were $241,846,000 representing an increase of $46,556,000 or 23.84% from December 31, 2004. Earning assets consist of Federal funds sold, investment securities and loans. These assets provide the majority of the Company’s earnings. The mix of earning assets (87% of total assets) is a reflection of management’s philosophy regarding earnings versus risk.

Federal funds sold represent an overnight investment of funds and can be converted immediately to cash. At June 30, 2005, federal funds sold were $19,000. At December 31, 2004, the Company had $1,363,000 in federal funds sold.

Investment securities consist of U.S. Government and Agency securities and municipal bonds. These investments are used to provide fixed maturities and as collateral for advances and large public fund deposits. From December 31, 2004 to June 30, 2005, investment securities decreased by $2,332,000. All securities are classified as available for sale, and are carried at current market values.

The loan portfolio is the largest earning asset and is the primary source of earnings for the Company. At June 30, 2005 net loans were $168,552,000. The loan portfolio increased $42,895,000 or 34.14% over the year-end amount. At June 30, 2005, the allowance for loan losses was $1,883,000 or 1.10% of total loans. Management believes this is an adequate but not excessive amount based upon the composition of the current loan portfolio and current economic conditions. The relationship of the allowance to total loans will vary over time based upon management’s evaluation of the loan portfolio. Management evaluates the adequacy of the allowance on a monthly basis and adjusts it accordingly by a monthly charge to earnings using the provision for loan losses. During the first two quarters of 2005, the provision for potential loan losses was $430,000 as compared to $15,000 for the same period in 2004. The increase in provision for 2005 is primarily due to the loan growth of the Company. At June 30, 2005, the net charge-offs were $91,000.

Non-earning assets consist of premises and equipment, and other assets. Premises and equipment increased during the year as a result of expenditures for the recently opened South Carolina loan production office. Other assets consist primarily of bank-owned life insurance, other real estate owned, accrued interest receivable and prepaid expenses. Bank-Owned Life Insurance and other real estate owned increased $109,000 and $143,000 respectively. Accrued interest receivable increased $154,000 during the second quarter as a result of a larger loan portfolio upon which to accrue interest. Prepaid expenses increased to $401,000 as compared to the year end amount of $228,000.

The Company funds its assets primarily through deposits from customers. The Company must pay interest on the majority of these funds and attempts to price these funds competitively in the market place but at a level that it can safely re-invest the funds profitably. At June 30, 2005, total deposits were $178,858,000 as compared to the year-end amount of $139,039,000. This is an increase of $39,819,000 or 28.64% and of this increase, brokered certificates of deposit comprised $9,841,000. The opening of the two new locations in 2004 has also contributed to the overall deposit growth. Additionally, the Company borrows funds from other sources to provide longer term fixed rate funding for its assets.

Interest bearing deposits are comprised of the following categories:

	June 30, 2005	December 31, 2004
Interest bearing demand and savings	$51,696,000	$47,865,000
Certificates of deposit in denominations of $100,000 or greater	54,741,000	27,335,000
Other Certificates of deposit	52,615,000	47,523,000
Total	$159,052,000	$122,723,000

Other borrowings consist primarily of Federal Home Loan Bank advances and are secured by investment securities and loans of the Company. No new advances were obtained during the current quarter. The Company also has borrowings from a correspondent bank and debt incurred through the issuance of Trust preferred securities.

Capital Adequacy

The following table presents the Company’s regulatory capital position as of June 30, 2005.

Tier 1 Capital to risk weighted assets
Ratio, actual	15.71%
Tier 1 Capital minimum requirement	4.00%

Tier 2 Capital to risk weighted assets
Ratio, actual	16.77%
Tier 2 Capital minimum requirement	8.00%

Tier 1 Leverage Ratio	12.23%
Tier 1 Leverage Ratio minimum requirement	4.00%

The Company’s ratios are well above the required regulatory minimums and provide a sufficient basis to support future growth of the Company.

Results of operations

Net income for the six months ended June 30, 2005 was $491,000 as compared to $405,000 for the same period in 2004. Although net interest income increased by $882,000 or 28% in 2005 as compared to the first six months of 2004, non-interest expense increased $588,000 or 19% in 2005 as compared to the first six months of 2004.

Total interest income increased $1,643,000 for the six months ended June 30 2005 or 36.24% from the same period in the previous year. This was the result of increased interest income on loans, which increased $1,331,000 and investment income, which increased $312,000 over the same period in the previous year. The increase in interest income was the direct result of the larger loan portfolio in the current year. In addition, a larger investment portfolio over the same period last year contributed to the increase in interest income.

Interest expense for the six months ended June 30, 2005 was $2,193,000. This is the major expense item for the Company and increased $761,000 from the previous year. This increase is the direct result of the growth in interest bearing deposits.

Net interest income after the provision for loan losses was $3,554,000 for the six months ended June 30, 2005 as compared to the 2004 amount of $3,087,000. This is an increase of $467,000 or 15.13%. This increase is the result of the increased level of earning assets and offset in part by the larger provision for loan losses during the current year.

Other income increased $205,000 to $819,000 for the six months ended June 30, 2005 as compared to the same period in 2004. Service charges on deposit accounts increased $50,000 or 12% due to the larger number of deposit accounts and increases in fees charged to customers. Bank owned life insurance income increased $121,000 as compared to the same period in the previous year.

Non-interest expense increased $588,000 to $3,692,000 for the six months ended June 30, 2005 as compared to the same period in 2004. This is an increase of 18.94%. The largest area of increase was in the salary and employee benefits category. This expense item was $1,750,000 for the six months ended June 30, 2005 as compared to $1,529,000 for the same period in the previous year. This is an increase of $221,000 or 14.45%. The growth in this expense item is due to the increased staffing required to properly serve the Company’s customers and slightly higher levels of pay during the current year.

Equipment and Occupancy expenses increased $110,000 or 24.28% for the six months ended June 30, 2005 from the same period in 2004. The increase is due to the expansion of the Albany Bank and the addition of Auburn branch. Administrative expenses increased $155,000 to $502,000 in the current year. The majority of this increase is the result of increased legal, accounting and other professional costs.

Diluted earnings per share for the six months ended June 30, 2005 were $0.16 and decreased $0.05 or 24% as compared to the first six months of the previous year. The reason for this decrease is the increased number of outstanding shares for the current year due to the stock offering completed in August, 2004.

Off-Balance Sheet Arrangements

To meet the financing needs of its customers, the Company is a party to financial instruments with off-balance sheet risk in the normal course of business. In the event of nonperformance by the other party to the off-balance sheet financial instrument, the Company’s exposure to credit loss is the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. A summary of the contractual amounts of the Company’s financial instruments with off-balance sheet risk at June 30, 2005 follows:

Commitments to extend credit	$17,828,000
Unused lines of credit	14,262,000
Standby letters of credit	2,162,000

$34,252,000

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

ITEM 3. CONTROLS AND PROCEDURES

As of June 30, 2005 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no changes in the Company's internal control over financial reporting or, to management’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date of such evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

PART II

ITEM 1. Legal Proceedings
None
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
        (a)   None
        (b)   None
(c)   None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On April 25, 2005, the Company held its annual meeting of shareholders at which the following director nominees were elected to a three-year term by the votes indicated:

Directors	Votes For	Votes Withheld
Robert M. Beauchamp	2,743,235	2,263
Glenn A. Dowling	2,743,235	2,263
Mary Helen Dykes	2,743,235	2,263
Mark M. Shoemaker	2,743,235	2,263
Lawrence B. Willson	2,743,235	2,263

The following directors whose three year terms expire in 2007 continued on the Board: C. Richard Langley, Bennett D. Cotten, Jr., Jane Anne D. Sullivan, John P. Ventulett, Jr., James D. Woods. The following directors whose three year terms expire in 2006, continued on the Board: Charles M. Jones, III, Van Cise Knowles, Robert E. Lee, William F. McAfee.

ITEM 5.  OTHER INFORMATION
     None

ITEM 6.  Exhibits and Reports on Form 8-K
(a)	Reports on Form 8-K
(1)
Form 8-K filed on May 2, 2005 regarding first quarter earnings (Item 12). The information provided in this report is not deemed “filed” for purposes of liability under Section 18 of the Securities Exchange Act of 1934, as amended.

(2)
Form 8-K filed on June 1, 2005 regarding the opening of a loan production office in Charleston, South Carolina (Item 7.01). The information provided in this report is not deemed “filed” for purposes of liability under Section 18 of the Securities Exchange Act of 1934, as amended.

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

Community Capital Bancshares, Inc.

August 9, 2005	/s/ Robert E. Lee
Date	Robert E. Lee,
President

August 9, 2005	/s/ David J. Baranko
Date	David J. Baranko
Chief Financial Officer
(Duly authorized officer and
principal financial / accounting
officer)