Form 10QSB
period 2005-09-30
COMMUNITY CAPITAL BANCSHARES INC
filed 2005-11-16
CIK 1074369

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 14, 2005:  2,915,944 shares

Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☒

Community Capital Bancshares, Inc.
and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	September 30, 2005 (unaudited)		December 31, 2004
Assets
Cash and due from banks		$8,788		$5,515
Federal funds sold		8,222		1,363
Securities available for sale		42,231		42,518
Restricted equity securities		2,426		2,019
Loans		203,696		127,185
Less allowance for loan losses		2,232		1,528
Loans, net		201,464		125,657
Premises and equipment		7,828		6,150
Goodwill		2,334		2,334
Core deposit premium		294		330
Other assets		10,756		9,404
Total Assets		$284,343		$195,290

Liabilities and Shareholders' Equity
Deposits
Non-interest bearing		$20,719		$16,316
Interest bearing		198,971		122,723
Total deposits		219,690		139,039
Other borrowings		33,000		25,153
Guaranteed preferred beneficial interests in junior subordinated debentures		4,124		4,124
Other liabilities		1,579		1,142
Total Liabilities		258,393		169,458

Shareholders' equity
Preferred stock, par value not stated; 2,000,000 shares authorized; no shares issued	$	- -	$	- -
Common stock, $1.00 par value, 10,000,000 shares authorized; 2,981,756 and 2,946,476 shares issued		2,982		2,946
Capital surplus		22,232		22,046
Retained earnings		1,696		1,589
Accumulated other comprehensive loss		(516)		(329)
Less cost of treasury stock, 68,391 and 58,921 shares as of September 30, 2005 and December 31, 2004, respectively		(444)		(420)
Total shareholders' equity		25,950		25,832
Total Liabilities and Shareholders' Equity		$284,343		$195,290

Community Capital Bancshares, Inc.
and Subsidiaries
Consolidated Statements of Operations (unaudited)
For the three and nine months ended September 30, 2005 and 2004
(Dollars in thousands, except earnings per share)

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Interest Income
Loans	3,540	1,974	8,754	5,858
Taxable securities	413	333	1,290	926
Tax exempt securities	10	8	28	37
Deposits in banks	6	2	14	4
Federal funds sold	40	27	100	53
Total interest income	4,009	2,344	10,186	6,878
Interest expense
Deposits	1,340	562	2,987	1,619
Other borrowed money	391	221	937	595
Total interest expense	1,731	783	3,924	2,214
Net interest income	2,278	1,561	6,262	4,664
Provision for loan losses	370	20	800	35
Net interest income after provision for loan losses	1,908	1,541	5,462	4,629
Other income
Service charges on deposit accounts	277	257	748	677
Financial service fees	71	16	140	68
Mortgage origination fees	257	42	341	135
Gain on sale of investment securities	- -	- -	- -	15
Gain (loss) on sale of foreclosed properties	10	12	(7)	(47)
Bank owned life insurance	60	49	181	78
Other income	31	34	123	97
Total other income	706	410	1,526	1,023
Other expenses
Salaries and employee benefits	1,110	809	2,860	2,337
Equipment and occupancy expense	309	245	872	698
Marketing expense	50	42	148	147
Data processing expense	148	122	454	375
Stationary and supply expense	47	31	138	111
Administrative expenses	339	187	988	535
Loss on other than temporarily impaired security	763	- -	763	- -
Other operating expenses	194	212	431	549
Total other expenses	2,961	1,648	6,654	4,752
Income (loss) before income taxes	(347)	303	334	900
Income tax expense (benefit)	(142)	90	48	282
Net Income	(205)	213	286	618

Basic net income (loss) per common share	$(0.07)	$0.10	$0.10	$0.33
Diluted net income (loss) per common share	$(0.07)	$0.09	$0.09	$0.31
Basic average shares outstanding	2,913,365	2,172,941	2,907,168	1,850,844
Diluted average shares outstanding	2,913,365	2,327,300	3,054,440	2,018,002

Community Capital Bancshares, Inc.
and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)
Three and nine months ended September 30, 2005 and 2004
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Net Income (loss)	$(205)	$213	$286	$618

Other comprehensive income (loss)
Net unrealized holding gains (losses) arising during period	(814)	568	(1,047)	(68)
Tax benefit (expense) on unrealized holding gains (losses)	277	(193)	356	32
Recognized loss from other than temporarily impaired security	763		763
Tax benefit from recognition of loss	(259)		(259)
Reclassification adjustment for gains included in net income, net of income taxes of $5.	- -	- -	- -	(10)
Total Other Comprehensive Income (Loss)	(33)	375	(187)	(46)
Comprehensive income (loss)	$(238)	$588	$99	$572

Community Capital Bancshares, Inc.
and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)
Nine Months ended September 30, 2005 and 2004
(Dollars in thousands)

	2005		2004
Cash Flows from operating activities:
Net income		$286	$618
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation		324	296
Amortization of Core Deposit Premium		36	27
Provision for loan losses		800	35
Provision for deferred taxes		(30)	110
(Increase) decrease in interest receivable		(419)	64
Recognized loss from other than temporarily impaired security		763	- -
Net gain on sale of investments available for sale			(15)
Other operating activities		(370)	(69)
Net cash provided by operating activities		1,390	1,066

Cash Flows from Investing Activities:
Purchase of property and equipment		(2,002)	(1,491)
Net increase in federal funds sold		(6,859)	(7,799)
Net increase in loans		(76,607)	(7,375)
Proceeds from maturities of securities available for sale		1,024	3,287
Proceeds from sale of securities		1,980	6,090
Purchase of securities available for sale		(4,171)	(12,457)
Purchase of bank owned life insurance		- -	(6,218)

Net cash used in investing activities		(86,635)	(25,963)

Cash Flows from Financing Activities:
Net increase in deposits		80,651	10,500
Dividends paid to shareholders		(178)	(126)
Proceeds from issuance of common stock, net		- -	11,776
Proceeds from exercise of stock warrants		214	296
Net increase in other borrowings		7,847	4,226
Treasury stock transactions, net		(16)	34
Net cash provided by financing activities		88,518	26,706
Net increase in cash		3,273	1,809
Cash and due from banks at beginning of period		5,515	4,285
Cash and due from banks at end of period		8,788	$6,094

Supplemental Disclosure
Cash paid for interest		$3,704	$2,193
Cash paid for income taxes	$	- -	$30

Non-Cash Transaction
Unrealized losses on securities available for sale		$284	$68

Community Capital Bancshares, Inc.
and Subsidiaries
Notes to Financial Statements

Note 1.	Organization and Summary of Significant Accounting Policies

Nature of Business

Community Capital Bancshares, Inc. (the “Company”) is a multi-bank holding company whose principal activity is the ownership and management of its wholly-owned bank subsidiaries, Albany Bank and Trust, N.A, and AB & T National Bank, collectively referred to as “the Banks.” Albany Bank and Trust’s main office is located in Albany, Dougherty County, Georgia, with two full service branches in Albany and one full service branch in Lee County, Georgia and a loan production office in Charleston, South Carolina. AB&T National Bank’s main office is located in Dothan, Houston County, Alabama and has a full service branch located in Auburn, Alabama. The Banks provide a full range of banking services to individual and corporate customers in their primary market areas of Dougherty and Lee Counties, Georgia and Houston and Lee Counties, Alabama.

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

The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results of a full year’s operations, and should be read in conjunction with the Company’s annual report as filed on Form 10-KSB.

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

Stock Compensation Plans

At September 30, 2005, the Company had two stock-based employee compensation plans, which are described in more detail in the 2004 annual report. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. In addition, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure in December 2002. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The Company has not elected to adopt the recognition provisions of this Statement for stock-based employee compensation and has elected to continue with accounting methodology in Opinion No. 25 as permitted by SFAS No. 123.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of these statements:

	Three months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$(205,000)	$213,000	$286,000	$618,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(30,000)	(42,000)	(82,000)	(128,000)
Pro forma net income	$(235,000)	$171,000	$204,000	$490,000

Earnings per share:
Basic - as reported	$(.07)	$.10	$.10	$.33
Basic - pro forma	$(.08)	$.08	$.07	$.26
Diluted - as reported	$(.07)	$.09	$.09	$.31
Diluted - pro forma	$(.08)	$.07	$.07	$.24

Recent Accounting Pronouncements

In December 2003, the AICPA’s Accounting Standards Executive Committee (AcSEC) issued Statement of Position No. 03-3 (SOP No. 03-3), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP No. 03-3 provides guidance on accounting for loans and associated loss reserves acquired in a transfer or business combination. Certain loans may be required to be transferred net of reserves where there are differences between contractual and expected cash flows which are attributable, at least in part, to credit quality. SOP No. 03-3 is effective for loans acquired after December 31, 2004. The Company adopted SOP No. 03-3 effective January 1, 2005. No business combination with a financial institution has been consummated nor has a loan portfolio been acquired since adoption. The Company believes that a determination of the impact that SOP No. 03-3 will have on its financial statements will not be meaningful until the Company enters into a business combination with a financial institution and/or acquires a future loan portfolio.

On November 13, 2003, the Emerging Issues Task Force (EITF) issued EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This guidance was to be applied in other-than-temporary impairment evaluations performed in reporting periods beginning after June 15, 2004. Disclosures were effective in annual financial statements for fiscal years ended after December 15, 2003, for investments accounted for under Financial Accounting Standards Board (FASB) Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.” The disclosure requirements for all other investments were effective in annual financial statements for fiscal years ended after June 15, 2004. In September 2004, the FASB issued FASB Staff Position (FSP) EITF Issue 03-1-1 which sets aside the measurement and recognition guidance set forth in paragraphs 10-20 of EITF Issue No. 03-1. The FASB has indicated that new measurement and recognition guidance will not be issued, however, a new FSP FAS 115-1 and FAS 124-1, which will clarify existing guidance, was issued November 3, 2005.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

SFAS No. 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Compensation cost will be recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures.

On March 29, 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107), “Share-Based Payment”. SAB 107 expresses the views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, provides the staff’s views regarding the valuation of share-based payments by public companies, and provides guidance regarding share-based payments with non-employees.

On April 14, 2005, the SEC amended Rule 4-01(a) of Regulation S-X that amended the compliance date for SFAS No. 123R. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. The Company will adopt SFAS No. 123R effective January 1, 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle by requiring retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of this statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the impact of SFAS No. 154 on its financial position, results of operations or cash flows to be material.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the September 30, 2005 Form 10-QSB and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-KSB for the year ended December 31, 2004.

Financial Condition

As of September 30, 2005, the Company’s total assets were $284,343,000 representing an increase of $89,053,000 or 45.60% from December 31, 2004. Earning assets consist of Federal funds sold, investment securities and loans. These assets provide the majority of the Company’s earnings. The mix of earning assets (89% of total assets) is a reflection of management’s philosophy regarding earnings versus risk. Total year to date average earning assets are $209,438,000 and total year to date average interest bearing liabilities are $187,309,000.

Federal funds sold represent an overnight investment of funds and can be converted immediately to cash. At September 30, 2005, federal funds sold were $8,222,000. At December 31, 2004, the Company had $1,363,000 in federal funds sold.

Investment securities consist of U.S. Government and Agency securities and municipal bonds. These investments are used to provide fixed maturities and as collateral for advances and large public fund deposits. From December 31, 2004 to September 30, 2005, investment securities increased by $287,000. All securities are classified as available for sale and are carried at current market values.

The loan portfolio is the largest earning asset and is the primary source of earnings for the Company. At September 30, 2005 net loans were $201,464,000. The loan portfolio increased $75,807,000 or 60.33% over the year-end amount. At September 30, 2005, the allowance for loan losses was $2,232,000 or 1.10% of total loans. Management believes this is an adequate but not excessive amount based upon the composition of the current loan portfolio and current economic conditions. The relationship of the allowance to total loans will vary over time based upon management’s evaluation of the loan portfolio. Management evaluates the adequacy of the allowance on a monthly basis and adjusts it accordingly by a monthly charge to earnings using the provision for loan losses. During the first three quarters of 2005, the provision for potential loan losses was $800,000 as compared to $35,000 for the same period in 2004. The increase in provision for 2005 is primarily due to the substantial loan growth of the Company and to provide an amount necessary to have an adequate allowance for loan losses. At September 30, 2005, the net charge-offs were $96,000.

Non-earning assets consist of premises and equipment and other assets. Premises and equipment increased during the year as a result of expenditures for the recently opened South Carolina loan production office. Other assets consist primarily of bank-owned life insurance, other real estate owned, accrued interest receivable and prepaid expenses. Bank-Owned Life Insurance and other real estate owned increased $163,000 and $81,000 respectively. Accrued interest receivable increased $639,000 during the third quarter as a result of a larger loan portfolio upon which to accrue interest. Prepaid expenses increased to $341,000 as compared to the year end amount of $228,000. The majority of the increase was the result of the addition of an unearned compensation agreement of $115,000.

The Company funds its assets primarily through deposits from customers. The Company must pay interest on the majority of these funds and attempts to price these funds competitively in the market place, but at a level that it can safely re-invest the funds profitably. At September 30, 2005, total deposits were $219,690,000 as compared to the year-end amount of $139,039,000. This is an increase of $80,651,000 or 58.01% and of this increase, brokered certificates of deposit comprised $24,837,000. The opening of the two new locations in 2004 has also contributed to the overall deposit growth. Additionally, the Company borrows funds from other sources to provide longer term fixed rate funding for its assets.

Interest bearing deposits are comprised of the following categories:

	September 30, 2005	December 31, 2004
Interest bearing demand and savings	$53,775,000	$47,865,000
Certificates of deposit in denominations of $100,000 or greater	85,018,000	27,335,000
Other Certificates of deposit	60,178,000	47,523,000
Total	$198,971,000	$122,723,000

Other borrowings consist primarily of Federal Home Loan Bank advances and are secured by investment securities and loans of the Company. No new advances were obtained during the current quarter. The Company also has borrowings from a correspondent bank and debt incurred through the issuance of Trust preferred securities.

Capital Adequacy

The following table presents the Company’s regulatory capital position as of September 30, 2005.

Tier 1 Capital to risk weighted assets
Ratio, actual	13.57%
Tier 1 Capital minimum requirement	4.00%

Total Capital to risk weighted assets
Ratio, actual	14.72%
Total Capital minimum requirement	8.00%

Tier 1 Leverage Ratio	10.59%
Tier 1 Leverage Ratio minimum requirement	4.00%

The Company’s ratios are well above the required regulatory minimums and provide a sufficient basis to support future growth of the Company.

Results of operations

Net income for the nine months ended September 30, 2005 was $286,000 as compared to $618,000 for the same period in 2004. Although net interest income increased by $1,598,000 or 34% in 2005 as compared to the first nine months of 2004, non-interest expense increased $1,902,000 or 40% in 2005 as compared to the first nine months of 2004.

In a letter dated October 24, 2005, the Company was advised by the manager of an equity fund in which the Company has an investment that the fund would not be paying dividends for the foreseeable future. Based upon this notification, and the recent material decline in the net asset value of the fund, the Company determined that this investment had become “other than temporarily impaired” as defined by accounting principles generally accepted in the United States of America. Accordingly, the Company recorded a loss of $763,000 before income taxes, on this investment for the quarter ended September 30, 2005, which resulted in a reduction in net income of $504,000. The Company is in the process of liquidating its position in this fund to mitigate any potential future losses.

Total interest income increased $3,308,000 for the nine months ended September 30 2005 or 48.10% from the same period in the previous year. This was the result of increased interest income on loans, which increased $2,896,000 and investment income, which increased $412,000 over the same period in the previous year. The increase in interest income was the direct result of the larger loan portfolio in the current year. In addition, a larger investment portfolio over the same period last year contributed to the increase in interest income.

Interest expense for the nine months ended September 30, 2005 was $3,924,000. This is the major expense item for the Company and increased $1,710,000 from the previous year. This increase is the direct result of the growth in interest bearing deposits.

Net interest income after the provision for loan losses was $5,462,000 for the nine months ended September 30, 2005 as compared to the 2004 amount of $4,629,000. This is an increase of $833,000 or 18%. This increase is the result of the increased level of earning assets and offset in part by the larger provision for loan losses during the current year.

Other income increased $503,000 to $1,526,000 for the nine months ended September 30, 2005 as compared to the same period in 2004. Service charges on deposit accounts increased $71,000 or 10.49% due to the larger number of deposit accounts and increases in fees charged to customers. Bank owned life insurance income increased $103,000 as compared to the same period in the previous year due to a longer holding period in the current year.

Non-interest expense increased $1,902,000 to $6,654,000 for the nine months ended September 30, 2005 as compared to the same period in 2004. This is an increase of 31.02%. Besides the investment loss referred to above, the largest area of increase was in the salary and employee benefits category. This expense item was $2,860,000 for the nine months ended September 30, 2005 as compared to $2,337,000 for the same period in the previous year. This is an increase of $523,000 or 22.38%. The growth in this expense item is due to the increased staffing required to properly serve the Company’s customers and for the staffing required for the new loan production office in Charleston. Equipment and Occupancy expenses increased $174,000 or 24.93% for the nine months ended September 30, 2005 from the same period in 2004. The increase is due to the expansion of the Albany Bank and the opening of the Auburn branch. Administrative expenses increased $453,000 to $988,000 in the current year. The majority of this increase is the result of increased legal, accounting and other professional costs. Included in these costs are $36,000 related to the Company’s application for a thrift charter in the Charleston market. The loss on the previously mentioned equity fund investment accounted for $763,000 of the variance in non-interest expenses.

Diluted earnings per share for the nine months ended September 30, 2005 were $0.09 and decreased $0.22 or 71% as compared to the first nine months of the previous year. The reason for this decrease is a combination of the decreased net income in the current year and the increased number of outstanding shares for the current year due to the stock offering completed in August, 2004.

Off-Balance Sheet Arrangements

To meet the financing needs of its customers, the Company is a party to financial instruments with off-balance sheet risk in the normal course of business. In the event of nonperformance by the other party to the off-balance sheet financial instrument, the Company’s exposure to credit loss is the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. A summary of the contractual amounts of the Company’s financial instruments with off-balance sheet risk at September 30, 2005 follows:

Commitments to extend credit	$5,964,000
Unused lines of credit	52,274,000
Standby letters of credit	1,293,000

$59,531,000

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

As of the end of the period covered by this Quarterly Report on Form 10-QSB, our principal executive officer and principal financial officer have evaluated the effectiveness of our "disclosure controls and procedures" ("Disclosure Controls"). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our principal executive officer and principal financial officer have concluded that our Disclosure Controls are effective at a reasonable assurance level.

There have been no changes in our internal controls over financial reporting during our first nine months of the fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None
(b)	None
(c)	During July, 2005, the Company purchased 4,885 shares of its common stock at an average price of $11.49. The Company has no publicly announced plan for repurchase of its stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.	OTHER INFORMATION

In connection with the preparation of this Report on Form 10-QSB, the Company determined on November 9, 2005 that one of its investment securities had become “other than temporarily impaired,” as defined under generally accepted accounting principals and would require a material impairment charge.

The Company holds an investment in an equity fund that invests primarily in mortgage-backed securities and United States agency securities. In a letter dated October 24, 2005 from the fund manager, the Company was advised that the fund would not be paying dividends for the foreseeable future. Based upon this notification and the recent material decline in the net asset value of the fund, the Company determined that this investment had become impaired.

The Company recorded a loss of $763,000 before income taxes for the quarter ended September 30, 2005 for the impairment charge on this investment security. The Company does not anticipate that the impairment charge will result in any future cash expenditures. The Company is in the process of liquidating this investment in order to mitigate any potential future losses.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community Capital Bancshares, Inc.

November 15, 2005	/s/ Robert E. Lee
Date	Robert E. Lee,
President

November 15, 2005	/s/ David J. Baranko
Date	David J. Baranko
Chief Financial Officer
(Duly authorized officer and principal financial / accounting officer)