Form 10KSB
period 2005-12-31
COMMUNITY CAPITAL BANCSHARES INC
filed 2006-04-14
CIK 1074369

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

(Mark One)

☒	Annual report underl Section 13 or 15(d) of the Securities Exchange Act of 1934 For fiscal year ended December 31, 2005

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _______________

Commission File Number 000-25345

COMMUNITY CAPITAL BANCSHARES, INC.
(Name of small business issuer in its charter)

Georgia	58-2413468
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2815 Meredyth Drive, Albany, GA	31707
(Address of Principal Executive Offices)	(Zip Code)

(229) 446-2265
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $1.00 par value.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for past 90 days.          Yes    ☒      No    ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☐

Check whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).         Yes   ☐      No    ☒

State issuer’s revenue for its most recent fiscal year: $16,303,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: The aggregate number of shares of the Company’s common stock held by non-affiliates as of March 23, 2006 was 2,415,371. The aggregate market value of these shares as of March 23, 2006 was $24,274,479 based on the Nasdaq Capital Market closing price of $10.05 per share on March 23, 2006.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 2,915,505 shares of common stock were outstanding as of March 23, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2005 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on May 15, 2006, are incorporated by reference into Part III.
Transitional Small Business Disclosure format (check one):     Yes    ☐      No    ☒

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Community Capital

Community Capital Bancshares, Inc. (“Community Capital” or the “Company”) is a bank holding company headquartered in Albany, Georgia and is registered under the Bank Holding Company Act of 1956, as amended. Community Capital was incorporated under the laws of the State of Georgia on August 19, 1998 and is the sole shareholder of Albany Bank & Trust, N.A. and AB&T National Bank. Community Capital common stock is quoted on the Nasdaq Small Cap market under the symbol “ALBY.”

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

Subsidiary Banking Operations

General

Albany Bank & Trust was chartered as a national bank under the laws of the United States and began business as a full-service commercial bank on April 28, 1999. Albany Bank & Trust operates two full-service banking locations in Albany, Georgia, one full-service banking location in Lee County, Georgia and a loan production office in Charleston, South Carolina.

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

Albany Bank & Trust and AB&T National Bank (collectively, the “Banks”) offer lending services which include consumer loans to individuals, commercial loans to small- to medium-sized businesses and professional concerns and real estate-related loans. The Banks offer a broad array of competitively priced deposit services including demand deposits, regular savings accounts, money market deposits, certificates of deposit and individual retirement accounts. To complement our lending and deposit services, we also provide cash management services, safe-deposit boxes, travelers’ checks, direct deposit, automatic drafts, and courier services to commercial customers. We offer our services through a variety of delivery systems including our five full-service locations, one loan production office, automated teller machines, telephone banking, and Internet banking.

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

Market Areas and Competition

Albany Bank & Trust is located in Albany, Georgia, and its primary market area is the ten-mile radius surrounding its main office. Albany Bank & Trust draws a majority of its business from its primary market area which includes the majority of Dougherty County and the southern portion of Lee County. Albany Bank & Trust competes for deposits and loan customers with other financial institutions whose resources are equal to or greater than those available to Albany Bank & Trust and Community Capital. According to information provided by the Federal Deposit Insurance Corporation (the “FDIC”) as of June 30, 2005, Dougherty County was served by 11 commercial banks with a total of 29 offices in Dougherty County. As of June 30, 2005, the total deposits within Dougherty County for these institutions were approximately $1.33 billion, of which approximately $130 million was held by Albany Bank & Trust. At December 31, 2005, Albany Bank & Trust’s total deposits were $176.7 million. We believe our local ownership and management as well as our focus on personalized service help us to compete with these institutions and to attract deposits and loans in our market area.

Albany Bank & Trust also operates a loan production office in Charleston, South Carolina. The primary market area for this loan production office extends for a 30-mile radius from the office at 152 East Bay Street and includes the surrounding counties of Charleston, Dorchester and Berkeley Counties, with an approximate population of 548,875.

AB&T National Bank is headquartered in Dothan, Alabama. Its primary market areas are Houston and Lee Counties, Alabama.  AB&T National Bank draws a majority of its business from the Houston County market area due to the maturity of its presence in this market. According to information provided by the FDIC as of June 30, 2005, these two market areas were served by 19 commercial banks. As of June 30, 2005, total deposits within these counties were approximately $2.96 billion. At December 31, 2005, AB&T National Bank’s total deposits were $73.6 million. Like Albany Bank & Trust, AB&T National Bank must compete with the larger institutions by promoting prompt, personalized service to its customers.

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

Investments. In addition to loans, the Banks make other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and other obligations of states and municipalities. As of December 31, 2005, investment securities comprised approximately 13% of the Company’s assets, with net loans comprising approximately 74%. Both subsidiary banks also engage in federal funds transactions with their principal correspondent banks and primarily acts as a net seller of funds. The sale of federal funds amounts to a short-term loan from the subsidiary bank to another bank.

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

Deposits. The Banks offer a wide range of commercial and consumer deposit accounts, including checking accounts, money market accounts, a variety of certificates of deposit, and individual retirement accounts. The primary sources of deposits are residents of, and businesses and their employees located in, our primary market areas. Deposits are obtained through personal solicitation by officers and directors, direct mail solicitations and advertisements published in the local media. To attract deposits, the subsidiary banks offer a broad line of competitively priced deposit products and services.

Financial Services. Albany Bank & Trust offers customers a variety of non-deposit investment products such as trust services, stocks, mutual funds and annuities that are not FDIC insured. These products give customers an opportunity to diversify their holdings. Primary sources of customers are residents of the Albany Bank & Trust market area.

Other Banking Services. The Banks’ other banking services include ATM and MasterCard check cards, direct deposit, travelers’ checks, cash management services, courier service for commercial customers, bank-by-mail, bank-by-telephone, Internet banking, wire transfer of funds, night depositories and safe-deposit boxes.

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

Employees

At December 31, 2005, Community Capital and its subsidiaries employed 75 full-time employees and 6 part-time employees. Community Capital considers its relationship with its employees to be excellent.

Risk Factors

An investment in our common stock involves risks. If any of the following risks or other risks, which have not been identified or which we may believe are immaterial or unlikely, actually occur, our business, financial condition and results of operations could be harmed. In such a case, the trading price of our common stock could decline, and you may lose all or part of your investment. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

We could suffer loan losses from a decline in credit quality.

We could sustain losses if borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and policies, including the establishment and review of the allowance for credit losses, that we believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations.

Lack of seasoning of our loan portfolio may increase the risk of credit defaults in the future.

Due to the rapid growth of the Banks over the past several years, a large portion of the loans in our loan portfolio and our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer loan portfolio. Because a significant portion of our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when this portion of the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

Our profitability is vulnerable to interest rate fluctuations.

Our profitability depends substantially upon our net interest income. Net interest income is the difference between the interest earned on assets, such as loans and investment securities, and the interest paid for liabilities, such as savings and time deposits and out-of-market certificates of deposit. Market interest rates for loans, investments and deposits are highly sensitive to many factors beyond our control. Recently, interest rate spreads have generally narrowed due to changing market conditions, policies of various government and regulatory authorities and competitive pricing pressures, and we cannot predict whether these rate spreads will narrow even further. This narrowing of interest rate spreads could adversely affect our financial condition and results of operations. In addition, we cannot predict whether interest rates will continue to remain at present levels. Changes in interest rates may cause significant changes, up or down, in our net interest income. Depending on our portfolio of loans and investments, our results of operations may be adversely affected by changes in interest rates.

We are operating with an acting president and a prolonged failure to retain a permanent president may adversely affect our ability to implement our growth plans and our business and results of operation may suffer.

In March 2006, Robert E. Lee, president of Community Capital and president and chief executive officer of Albany Bank & Trust, resigned. We have appointed Paul E. Joiner, Jr., our chief credit officer, as acting president of Community Capital and acting president and chief executive officer of Albany Bank & Trust. While Mr. Joiner has significant lending experience and we believe he is qualified to serve as our interim president, a prolonged failure to identify and retain a permanent president of the Company and president and chief executive officer of Albany Bank & Trust may adversely affect our ability to implement our growth plans and our business, financial condition and profitability may suffer.

Mr. Lee also played an instrumental role in our proposed formation of a new thrift in Charleston, South Carolina. Our application for a thrift charter is currently pending with the Office of Thrift Supervision. The resignation of Mr. Lee or the prolonged failure to retain a permanent replacement for Mr. Lee will delay and may preclude the approval of the charter application. Failure to receive approval of our charter application will adversely affect our ability to implement our current growth plans in South Carolina.

Upon retaining a permanent president of the Company and president and chief executive officer of Albany Bank & Trust, we expect to reevaluate our strategic plans with the new executive officer. There can be no assurance that our future strategy will include the same level of growth as contemplated under our current strategy. Failure to effectively evaluate our strategic plans and to implement an appropriate plan may negatively affect our business and results of operations.

Additional growth may require us to raise additional capital in the future, but that capital may not be available when it is needed, which could adversely affect our financial condition and results of operations.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our current capital resources will satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired.

If we fail to manage our recent growth or future growth effectively, our financial condition and results of operations could be negatively affected.

We experienced significant growth in 2005 and currently intend to continue pursuing a growth strategy for our business. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in growth stages of development. We cannot assure you we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations, or future prospects, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our results of operations could be materially adversely affected. Our ability to grow successfully will depend on a variety of factors including our ability to maintain and develop our human resources and internal systems necessary to support our growth, the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to preserve asset quality.

An economic downturn, especially one affecting our market areas, could adversely affect our financial condition, results of operations or cash flows.

Our success depends upon the growth in population, income levels, deposits and housing starts in our primary market areas. If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. Unpredictable economic conditions may have an adverse effect on the quality of our loan portfolio and our financial performance. Economic recession over a prolonged period or other economic problems in our market areas could have a material adverse impact on the quality of the loan portfolio and the demand for our products and services. Future adverse changes in the economies in our market areas may have a material adverse effect on our financial condition, results of operations or cash flows. Further, the banking industry in our market area is affected by general economic conditions such as inflation, recession, unemployment and other factors beyond our control. As a community bank, we are less able to spread the risk of unfavorable local economic conditions than larger or more regional banks. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas even if they do occur.

If the value of real estate in our core market were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our business, financial condition and results of operations.

With a significant amount of our loans concentrated in Albany, Georgia, a decline in local economic conditions could adversely affect the values of our real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse.

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2005, approximately 79% of our total loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Supervision and Regulation

The Company and the Banks are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

Community Capital

Because it owns all of the capital stock of the Banks, Community Capital is a bank holding company under the federal Bank Holding Company Act of 1956 (the “BHC Act”) and, as a result, is primarily subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As a bank holding company located in Georgia, the Georgia Department of Banking and Finance (the “GDBF”) also regulates and monitors all significant aspects of our operations.

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

Additionally, the BHC Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the BHC Act, if adequately capitalized and adequately managed, Community Capital or any other bank holding company located in Georgia or Alabama may purchase a bank located outside Georgia or Alabama. Conversely, an adequately capitalized and adequately managed bank holding company located outside Georgia or Alabama may purchase a bank located inside Georgia or Alabama. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for three years. Alabama law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for five years. These limitations do not apply to the Banks because they have been in existence for the applicable time periods.

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

Permitted Activities. A bank holding company is generally permitted under the BHC Act to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

•	banking or managing or controlling banks; and

•	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	factoring accounts receivable;

•	making, acquiring, brokering or servicing loans and usual related activities;

•	leasing personal or real property;

•	operating a non-bank depository institution, such as a savings association;

•	trust company functions;

•	financial and investment advisory activities;

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	performing selected insurance underwriting activities.

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

In addition to the permissible banking activities listed above, Community Capital may qualify and elect to become a financial holding company under the Gramm-Leach-Bliley Financial Services Modernization Act of 1999. A financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity. The BHC Act expressly lists the following activities as financial in nature:

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

To qualify to become a financial holding company, each depository institution subsidiary of Community Capital must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, Community Capital must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. While we meet the qualification standards applicable to financial holding companies, we have not elected to become a financial holding company at this time.

Support of Subsidiary Institutions. Under Federal Reserve policy, Community Capital is expected to act as a source of financial strength for the Banks and to commit resources to support the banks. This support may be required at times when, without this Federal Reserve policy, Community Capital might not be inclined to provide it. In addition, any capital loans made by Community Capital to the Banks will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of Community Capital’s bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of Albany Bank & Trust or AB&T National Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Our Banking Subsidiaries

Since the Banks are chartered as national banks, they are primarily subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the Office of the Comptroller of the Currency (the “OCC”). The OCC regularly examines our subsidiary banks’ operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The OCC also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

Additionally, because the Banks’ deposits are insured by the FDIC to the maximum extent provided by law, the Banks are also subject to certain FDIC regulations. The Banks are also subject to numerous state and federal statutes and regulations that affect their business, activities and operations.

Branching. National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which their main offices are located. Under Georgia law, Albany Bank & Trust may open branch offices throughout Georgia with the prior approval of the OCC. In addition, with prior regulatory approval, Albany Bank & Trust may acquire branches of existing banks located in Georgia. Albany Bank & Trust and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the target states’ laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

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

Prompt Corrective Action. The FDIC Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category. At December 31, 2005, we qualified for the well-capitalized category.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal regulator. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.32 cents per $100 of deposits for the first quarter of 2006.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC or the OCC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Banks. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Other Regulations. Interest and other charges collected or contracted for by the Banks are subject to state usury laws and federal laws concerning interest rates. For example, under the Servicemembers Civil Relief Act, which amended the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military. The Banks’ loan operations are also subject to federal laws applicable to credit transactions, such as the:

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

•
Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Banks are subject to:

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

Capital Adequacy

Community Capital and the Banks are required to comply with the capital adequacy standards established by the Federal Reserve (in the case of Community Capital) and the OCC (in the case of the Banks). The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. The Banks are subject to risk-based and leverage capital requirements adopted by the OCC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated depository institution subsidiaries, noncumulative perpetual preferred stock in consolidated non-depository subsidiaries, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2005 our ratio of total capital to risk-weighted assets was 13.28% and our ratio of Tier 1 Capital to risk-weighted assets was 12.04%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2005, our leverage ratio was 9.43%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

Payment of Dividends

Community Capital is a legal entity separate and distinct from the Banks. The principal sources of Community Capital’s cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Banks pay to their sole shareholder, Community Capital. Statutory and regulatory limitations apply to Albany the Banks’ payment of dividends to Community Capital as well as to Community Capital’s payment of dividends to its shareholders.

The Banks are required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by their respective boards of directors in any year will exceed (1) the total of the bank’s net profits for that year, plus (2) its retained net profits of the preceding two years, less any required transfers to surplus.

The payment of dividends by Community Capital and the Banks may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, the OCC may require, after notice and a hearing, that the bank stop or refrain from engaging in any practice it considers unsafe or unsound. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDIC Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See “—Prompt Corrective Action” above.

Restrictions on Transactions with Affiliates

Community Capital and the Banks are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

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

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Banks must also comply with other provisions designed to avoid the taking of low-quality assets.

Community Capital and the Banks are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

The Banks are also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

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

Anti-Terrorism and Money Laundering Legislation

The Banks are subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), as it amended the Bank Secrecy Act and the rules and regulation of the Office of Foreign Assets Control (the “OFAC”). These statutes and related rules and regulations impose requirements and limitations on specific financial transactions and account relationships, intended to guard against money laundering and terrorism financing. Community Capital and its subsidiaries established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise have implemented procedures and policies to comply with the foregoing rules.

Federal Deposit Insurance Reform

On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (FDIRA). The FDIC must adopt rules implementing the various provisions of FDIRA by November 5, 2006.

Among other things, FDIRA changes the Federal deposit insurance system by:

•	raising the coverage level for retirement accounts to $250,000;

•	indexing deposit insurance coverage levels for inflation beginning in 2012;

•	prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;

•	merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (the DIF); and

•	providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

FDIRA also authorizes the FDIC to revise the current risk-based assessment system, subject to notice and comment and caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC must issue cash dividends, awarded on a historical basis, for half of the amount of the excess.

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

Effect of Governmental Monetary Polices

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve has and is likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The Federal Reserve affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

Selected Statistical Information

The responses to this section of Item I are included in the Company’s Annual Report to Shareholders, under the heading “Selected Financial Information and Statistical Data”, and are incorporated herein by reference.

ITEM 2.    DESCRIPTION OF PROPERTIES

Community Capital’s executive offices and Albany Bank & Trust’s main office is located at 2815 Meredyth Drive, Albany, Dougherty County, Georgia. Albany Bank & Trust owns this property, which includes a two-story, Colonial-style building consisting of approximately 10,700 square feet, four drive-up widows, a night depository and one automated teller machine. The Company also owns the property at 152 East Bay Street in Charleston, South Carolina, which houses the loan production office. This property consists of a two-story historic building with approximately 6,536 square feet.

Community Capital also leases approximately 7,500 square feet at 2722 Dawson Road, Suite 1, Albany, Georgia 31707 under a five-year operating lease, which is used as its operations center. Albany Bank & Trust also operates two branch offices. The address, approximate square footage and lease information for these properties is set forth below:

Lee County Branch Office	Downtown Albany Branch
1533-B Highway 19 S	241 Pine Avenue
Leesburg, GA 31763	Albany, GA, 31701
5-year operating lease	30-year capital lease
1,500 square feet	2,500 square feet

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

Other than normal real estate commercial lending activities of the Banks, Community Capital generally does not invest in real estate, interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The response to this Item is partially included in Community Capital’s Annual Report to Shareholders and is incorporated herein by reference.

Community Capital issued no unregistered securities during the fiscal year ended December 31, 2005. Additionally, Community Capital did not purchase any shares of its common stock during the fourth quarter of 2005.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The response to this Item is included in Community Capital’s Annual Report to Shareholders, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and is incorporated herein by reference.

ITEM 7.    FINANCIAL STATEMENTS

The following financial statements are included in Community Capital’s Annual Report to Shareholders, and are incorporated herein by reference.

▪	Report of Independent Registered Public Accounting Firm

▪	Consolidated balance sheets as of December 31, 2005 and 2004

▪	Consolidated statements of income for the years ended December 31, 2005 and 2004

▪	Consolidated statements of comprehensive income for the years ended December 31, 2005 and 2004

▪	Consolidated statements of stockholders’ equity for the years ended December 31, 2005 and 2004

▪	Consolidated statements of cash flows for the years ended December 31, 2005 and 2004

▪	Notes to consolidated financial statements

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8A.	CONTROLS AND PROCEDURES

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as of the end of the period covered by this report, our principal executive officer and principal financial officer have evaluated the effectiveness of our "disclosure controls and procedures" ("Disclosure Controls"). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 8B.	OTHER INFORMATION

On March 30, 2006, Community Capital, Albany Bank & Trust and Robert E. Lee entered into a Separation Agreement and General Release (the “Separation Agreement”), attached hereto as Exhibit 10.19. Under the terms of the Separation Agreement, Community Capital agreed to pay Mr. Lee a lump sum payment in the amount of $50,000 and Mr. Lee’s monthly salary for one year, for an aggregate severance payment of $260,000. Community Capital also agreed to pay Mr. Lee’s COBRA premiums for continued health insurance coverage for a 12-month period. In consideration for the foregoing payments, Mr. Lee agreed to a general release in favor of Community Capital and Albany Bank & Trust and certain restrictive covenants.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The responses to this Item are included in Community Capital’s Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2006, under the following headings, and are incorporated herein by reference.

Proposal One: Election of Directors -Class I Nominated Directors, -Continuing Class II Directors and -Continuing Class III Directors;”

“Executive Officers;”

“Section 16(a) Beneficial Ownership Reporting Compliance.”

The Company has a Code of Ethics that applies to the Company’s Chief Executive Officer and Principal Financial and Accounting Officer. The Company will provide a copy of the Code of Ethics free of charge to any shareholder upon written request to the Company.

ITEM 10.	EXECUTIVE COMPENSATION

The responses to this Item are included in Community Capital’s Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2006, under the heading “Compensation,” and are incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this Item is partially included in Community Capital’s Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2006, under the headings “Security Ownership of Certain Beneficial Owners,” and is incorporated herein by reference.

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

	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under the equity compensation plans (excluding shares subject to outstanding options)
Equity compensation plans approved by security holders	301,261	10.09	0
Equity compensation plans not approved by security holders	279,570	7.97	8,785
Total	580,831	9.07	8,785

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

Non-qualified Stock Option Agreement with Charles M. Jones, III. On November 15, 1999, Mr. Jones was granted an option to purchase 21,429 shares of Community Capital’s common stock at an exercise price of $7.35 per share, as adjusted to reflect Community Capital’s ten-for-seven stock split effective in January 2001. This option vested in 20% equal increments over five years beginning on the first anniversary of the grant date and is now fully vested. The option will expire on the tenth anniversary of the grant date or, if earlier, 90 days after Mr. Jones ceases to be a director of Community Capital or any affiliate.

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

Restated Employee Stock Purchase Plan. The Employee Stock Purchase Plan enabled eligible employees to purchase shares of Community Capital common stock through payroll deductions. A total of 21,429 shares of Community Capital common stock were reserved for issuance under this plan.  Effective September 30, 2005, the Company terminated this plan since only 213 shares were available for issuance under the plan as of that date.  Under the Employee Stock Purchase Plan, employee payroll deductions were combined with matching contributions made by Community Capital and used to purchase shares of Community Capital common stock on behalf of the employee at the end of each calendar quarter. The shares were purchased in the open market at prevailing prices at the time of the purchase or purchased from Community Capital at fair market value. Fair market value was determined by Community Capital in good faith based on all relevant facts and circumstances as of the date of purchase. If an employee terminated employment with Community Capital or any affiliate or the employee no longer satisfied the eligibility requirements, the employee’s payroll deductions made under the Employee Stock Purchase Plan that had not been used to purchase shares of Community Capital’s common stock were returned to that employee and any matching credits were forfeited.

Warrant Agreements with Each of Community Capital’s Directors. On March 11, 1999, Community Capital issued its directors warrants to purchase an aggregate of 302,420 shares of Community Capital’s common stock, of which 206,208 were outstanding at December 31, 2005. The warrants are exercisable at $7.00 per share, as adjusted to reflect Community Capital’s 10-for-7 stock split effective in January 2001. The warrants become and are currently fully exercisable in 20% annual increments beginning on the first anniversary of the issuance date. Exercisable warrants will remain exercisable for the ten-year period following the date of issuance or for 90 days after the warrant holder ceases to be a director of Community Capital, whichever is shorter. The exercise price of each warrant is subject to adjustment for stock splits, recapitalizations or other similar events. Additionally, if the Bank’s capital falls below the minimum level, as determined by the OCC, Community Capital may be directed to require the directors to exercise or forfeit their warrants.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to this Item are included in Community Capital’s Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2006, under the headings “Relationships and Related Transactions” and “Compensation,” and are incorporated herein by reference.

ITEM 13.	EXHIBITS

Exhibit
Number	Exhibit

3.1	Articles of Incorporation. (Incorporated herein by reference to exhibit of same number in Community Capital’s Registration Statement on Form SB-2, Registration No. 333-68307, filed December 3, 1998.)

3.2	Bylaws. (Incorporated herein by reference to exhibit of same number in Community Capital’s Registration Statement on Form SB-2, Registration No. 333-68307, filed December 3, 1998.)

4.1	Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

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

10.15*
Employment Agreement dated September 13, 2004, among Albany Bank & Trust, N.A., Community Capital Bancshares, Inc. and David J. Baranko. (Incorporated by reference to exhibit of same number in Community Capital's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004 (File no. 000-25345), filed November 15, 2004.)

10.16*
Employment Agreement dated September 13, 2004, among Albany Bank & Trust, N.A., Community Capital Bancshares, Inc. and Paul E. Joiner, Jr. (Incorporated by reference to Community Capital's Current Report on Form 8-K (File no. 000-25345), filed December 7, 2004.)

10.17*
Salary Continuation Agreement dated September 13, 2004, among Albany Bank & Trust, N.A., Community Capital Bancshares, Inc. and Robert E. Lee. (Incorporated by reference to Community Capital’s Form 10-KSB (000-25345), filed March 30, 2005.)

10.18*
Salary Continuation Agreement dated September 13, 2004, among Albany Bank & Trust, N.A., Community Capital Bancshares, Inc. and Paul E. Joiner, Jr. (Incorporated by reference to Community Capital’s Form 10-KSB (000-25345), filed March 30, 2005.)

10.19*	Separation Agreement and General Release dated March 30, 2006 among Albany Bank & Trust, N.A., Community Capital Bancshares, Inc. and Robert E. Lee

10.20*	Community Capital Bancshares, Inc. 2006 Employee Stock Purchase Plan

13.1
Community Capital Bancshares, Inc. 2006 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, Community Capital’s 2006 Annual Report to Shareholders is not deemed to be filed as part of this Report.

21.1	Subsidiaries of Community Capital Bancshares, Inc.

23.1	Consent of Mauldin & Jenkins, LLC

24.1	Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Compensatory plan or arrangement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The responses to this Item are included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2006, under the heading “Independent Public Accountant” at pages 14 through 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY CAPITAL BANCSHARES, INC. By: /s/ Charles M. Jones, III Charles M. Jones, III Principal Executive Officer

Date: April 10, 2006

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints Charles M. Jones, III and Paul E. Joiner, Jr., and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Director
Robert M. Beauchamp

/s/ Keith G. Beckham	Director	April 10, 2006
Keith G. Beckham

/s/ Hal E. Cobb	Director	April 10, 2006
Hal E. Cobb

Director
Bennett D. Cotten, Jr.

/s/ Glenn A. Dowling	Director	April 10, 2006
Glenn A. Dowling

/s/ Mary Helen Dykes	Director	April 10, 2006
Mary Helen Dykes

/s/ Charles M. Jones, III	Chairman of the Board	April 10, 2006
Charles M. Jones, III	and Chief Executive Officer

Director
Van Cise Knowles

Director
C. Richard Langley

/s/ William F. McAfee	Director	April 10, 2006
William F. McAfee

/s/ Mark M. Shoemaker	Director	April 10, 2006
Mark M. Shoemaker

/s/ Jane Anne D. Sullivan	Director	April 10, 2006
Jane Anne D. Sullivan

/s/ John P. Ventulett, Jr.	Director	April 10, 2006
John P. Ventulett, Jr.

/s/ Lawrence B. Willson	Director	April 10, 2006
Lawrence B. Willson

Director
James D. Woods

/s/ David J. Baranko	Chief Financial Officer	April 10, 2006
David J. Baranko	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit

3.1	Articles of Incorporation. (Incorporated herein by reference to exhibit of same number in Community Capital’s Registration Statement on Form SB-2, Registration No. 333-68307, filed December 3, 1998.)

3.2	Bylaws. (Incorporated herein by reference to exhibit of same number in Community Capital’s Registration Statement on Form SB-2, Registration No. 333-68307, filed December 3, 1998.)

4.1	Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

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

10.15*
Employment Agreement dated September 13, 2004, among Albany Bank & Trust, N.A., Community Capital Bancshares, Inc. and David J. Baranko. (Incorporated by reference to exhibit of same number in Community Capital's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004 (File no. 000-25345), filed November 15, 2004.)

10.16*
Employment Agreement dated September 13, 2004, among Albany Bank & Trust, N.A., Community Capital Bancshares, Inc. and Paul E. Joiner, Jr. (Incorporated by reference to exhibit of same number in Community Capital's Current Report on Form 8-K (File no. 000-25345), filed December 7, 2004.)

10.17*
Salary Continuation Agreement dated September 13, 2004, among Albany Bank & Trust, N.A., Community Capital Bancshares, Inc. and Robert E. Lee. (Incorporated by reference to Community Capital’s Form 10-KSB (000-25345), filed March 30, 2005.)

10.18*
Salary Continuation Agreement dated September 13, 2004, among Albany Bank & Trust, N.A., Community Capital Bancshares, Inc. and Paul E. Joiner, Jr. (Incorporated by reference to Community Capital’s Form 10-KSB (000-25345), filed March 30, 2005.)

10.19*	Separation Agreement and General Release dated March 30, 2006 among Albany Bank & Trust, N.A., Community Capital Bancshares, Inc. and Robert E. Lee

10.20*	Community Capital Bancshares, Inc., 2006 Employee Stock Purchase Plan.

13.1
Community Capital Bancshares, Inc. 2006 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, Community Capital’s 2006 Annual Report to Shareholders is not deemed to be filed as part of this Report.

21.1	Subsidiaries of Community Capital Bancshares, Inc.

23.1	Consent of Mauldin & Jenkins, LLC

24.1	Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Compensatory plan or arrangement.