Form 10-Q
period 2006-03-31
COMMUNITY CAPITAL BANCSHARES INC
filed 2006-05-16
CIK 1074369

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated Filer __      Accelerated Filer __     Non-Accelerated Filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __     No  X

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 8, 2006: 2,915,505 shares

Community Capital Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	March 31,2006, (unaudited)		December 31, 2005
Assets
Cash and due from banks		$6,732		$6,931
Federal funds sold		6,646		8,671
Securities available for sale		41,387		41,690
Restricted equity securities		2,426		2,426
Loans		253,317		230,908
Less allowance for loan losses		3,301		3,000
Loans, net		250,016		227,908
Premises and equipment		8,217		7,892
Goodwill		2,334		2,334
Core deposit premium		271		282
Other assets		11,942		11,323
Total Assets		$329,971		$309,457

Liabilities and Shareholders' Equity
Deposits
Non-interest bearing		$21,705		$22,745
Interest bearing		251,944		222,824
Total deposits		273,649		245,569
Other borrowings		25,000		33,000
Guaranteed preferred beneficial interests in junior subordinated debentures		4,124		4,124
Other liabilities		1,730		1,369
Total Liabilities		304,503		284,062

Shareholders' equity
Preferred stock, par value not stated; 2,000,000 shares authorized; no shares issued	$	- -	$	- -
Common stock, $1.00 par value, 10,000,000 shares authorized; 2,975,356, and 2,973,356 shares issued		2,975		2,973
Capital surplus		22,285		22,246
Retained earnings		1,567		1,468
Accumulated other comprehensive loss		(912)		(845)
Less cost of treasury stock,59,851 shares		(447)		(447)
Total shareholders' equity		25,468		25,395
Total Liabilities and Shareholders' Equity		$329,971		$309,457

Community Capital Bancshares, Inc. and Subsidiaries Consolidated Statements of Income (unaudited) Three months ended March 31, 2006 and 2005 (Dollars in thousands, except earnings per share)

	2006	2005
Interest Income
Loans	$4,830	$2,367
Investment securities	469	462
Deposits in banks	- -	6
Federal funds sold	184	24
Total interest income	5,483	2,859
Interest expense
Deposits	2,119	701
Other borrowed money	538	233
Total interest expense	2,657	934
Net interest income	2,826	1,925
Provision for loan losses	479	180
Net interest income after provision for loan losses	2,347	1,745
Other income
Service charges on deposit accounts	312	216
Financial service fees	56	30
Mortgage origination fees	198	34
Increase in cash surrender value of bank owned life insurance policies	60	62
Other operating income	27	37
Total other income	653	379
Other expenses
Salaries and employee benefits	1,427	861
Equipment and occupancy expenses	317	277
Marketing expenses	39	55
Data processing expenses	162	146
Administrative expenses	411	164
Legal and professional	109	102
Directors fees	66	63
Amortization of intangible assets	11	12
Stationery and supply expense	62	44
Other operating expenses	164	93
Total other expense	2,768	1,817
Income before income taxes	232	307
Income tax expense	73	93
Net income	$159	$214
Basic earnings per share (weighted average shares used in calculation: 2,914,972 in 2006 and 2,896,658 in 2005)	$.05	$.07
Diluted earnings per share (weighted average shares used in calculation: 3,013,704 in 2006 and 3,071,458 in 2005)	$.05	$.07
Dividends Declared per share	$.02	$.02

Community Capital Bancshares, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (unaudited)
Three months ended March 31, 2006 and 2005 (Dollars in thousands)

	2006	2005

Net Income	$159	$214
Other comprehensive loss
Net unrealized holding losses arising during the period, net of tax benefit of $(34,000) in 2006 and $(282,000) in 2005.	(67)	(547)
Comprehensive income (loss)	$92	$(333)

Community Capital Bancshares, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited) Three Months ended March 31, 2006 and 2005 (Dollars in thousands)

	2006	2005
Cash Flows from operating activities:
Net income	$159	$214
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	118	116
Amortization of core deposit premiums	11	12
Provision for loan losses	479	180
Provision for deferred taxes	(23)	11
Increase in interest receivable	(227)	(122)
Other operating activities	53	(669)
Net cash provided by (used in) operating activities	570	(258)

Cash Flows from Investing Activities:
Purchase of property and equipment	(443)	(69)
Net decrease in federal funds sold	2,025	1,363
Net increase in loans	(22,587)	(22,460)
Proceeds from maturities of securities available for sale	782	342
Purchase of securities available for sale	(580)	(407)
Net cash used in investing activities	(20,803)	(21,231)

Cash Flows from Financing Activities:
Net increase in deposits	28,080	11,965
Increase in federal funds purchased	- -	3,015
Net increase (decrease) in other borrowings	(8,000)	5,908
Dividends paid	(60)	(59)
Proceeds from exercise of stock warrants	14	149
Net cash provided by financing activities	20,034	20,978
Net decrease in cash	(199)	(511)
Cash and due from banks at beginning of period	6,931	5,515
Cash and due from banks at end of period	$6,732	$5,004

Supplemental Disclosure
Cash paid for interest	$2,356	916
Income taxes	200	- -
Non-Cash Transaction
Unrealized losses on securities available for sale	$101	$829

Community Capital Bancshares, Inc.
and Subsidiaries
Notes to Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

Nature of Business

Community Capital Bancshares, Inc. (the “Company”) is a multi-bank holding company whose principal activity is the ownership and management of its wholly-owned bank subsidiaries, Albany Bank and Trust, N.A, and AB & T National Bank, N. A., collectively referred to as “the Banks.” Albany Bank and Trust’s main office is located in Albany, Dougherty County, Georgia, with two full service branches in Albany, one full service branch in Lee County, Georgia and a loan production office in Charleston, South Carolina. AB&T National Bank’s main office is located in Dothan, Houston County, Alabama and has a full service branch located in Auburn, Alabama. The Banks provide a full range of banking services to individual and corporate customers in their primary market areas.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions and accounts are eliminated in consolidation.  The Company also owns Community Capital Statutory Trust I, a Delaware statutory business trust. This non-operating subsidiary was created in 2003 for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debt issued by the Company. During the first quarter of 2004, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (Revised December 2003), Consolidation of Variable Interest Entities. This interpretation addresses consolidation by business entities of variable interest entities and when such entities are subject to consolidation under the provisions of this interpretation. The Company has determined that the revised provisions required deconsolidation of Community Capital Statutory Trust I. The adoption of FASB Interpretation No. 46R did not have a material effect on the Company’s financial condition or results of operations.

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

The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the periods ended March 31, 2006 and 2005 are not necessarily indicative of the results of a full year’s operations, and should be read in conjunction with the Company’s annual report as filed on Form 10-KSB.

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

Stock Compensation Plans

At March 31, 2006, the Company had two stock-based compensation plans, which are described in more detail in the 2005 annual report. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in net income for the quarter ended March 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognitions provisions for FASB Statement 123(R), Share-Based Payment using the modified-prospective-transition method. Under that transition method, compensation cost recognized for all share-based payments in the first quarter of 2006 includes: (a) compensations cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the Quarter ended March 31, 2006 are $32,000 and $29,000 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the quarter ended March 31, 2006 would have been $0.05 and $0.05 respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.05 and $0.05 respectively. Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as financing cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as operating cash flows.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of these statements for the quarter ended March 31, 2005:

Net income, as reported	$214,000
Deduct: Total stock-based employee compensation
expense determined under fair value based
Method for all awards, net of related tax effects	(22,000)
Pro forma net income	$192,000
Earnings per share:
Basic - as reported	$.07
Basic - pro forma	$.07
Diluted - as reported	$.07
Diluted - pro forma	$.06

At March 31, 2006, there was $383,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted average period of 3.69 years.

The estimated fair value of options issued is calculated using the Black-Scholes method.

The following table represents stock option activity for the three months ended March 31, 2006:

	Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of year	374,621	$9.81
Granted	- -
Exercised	(2,000)	7.00
Forfeited	(63,142)	11.81
Outstanding at end of period	309,479	$9.30	5.8	$541,000

Options exercisable at end of period	213,286	$8.47	4.5	$38,000

Information pertaining to options outstanding at March 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Contractual Life	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price

$ 7.00	116,713	3.0 years	$ 7.00	116,713	$ 7.00
7.00	1,989	4.0 years	7.00	1,989	7.00
7.00	1,989	5.0 years	7.00	1,989	7.00
7.70	999	3.0 years	7.70	999	7.70
7.35	21,428	3.6 years	7.35	21,428	7.35
9.10	714	3.0 years	9.10	714	9.10
8.15	1,988	6.0 years	8.15	1,988	8.15
10.18	40,000	6.0 years	10.18	24,000	10.18
13.97	11,989	6.5 years	13.97	11,989	13.97
11.05	15,000	8.1 years	11.05	3,000	11.05
11.36	11,500	8.4 years	11.36	11,500	11.36
12.00	1,988	8.1 years	12.00	1,988	12.00
12.36	15,000	9.1 years	12.36	3,000	12.36
10.98	55,000	9.2 years	10.98	10,000	10.98
12.25	3,000	9.3 years	12.25	- -
11.90	9,182	9.3 years	11.90	1,989	11.90
11.76	1,000	9.3 years	11.76	-
	309,479			213,286

A summary of the status of the Company’s non-vested shares as of December 31, 2005 and changes during the current period are as follows:

Nonvested Shares	Shares	Weighted average Grant-Date Fair Value
Nonvested at December 31, 2005	168,193	$4.09
Granted	- -
Vested	(11,000)	3.93
Forfeited	(61,000)	4.61
Nonvested at March 31, 2006	96,193	$3.78

Accounting Standards

Except for the effects of FASB 123(R)as previously discussed, there are no recent accounting pronouncements that have had or will have had a material impact on our earnings or financial position as of or for the quarter ended March 31, 2006.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the March 31, 2006 Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-KSB for the year ended December 31, 2005.

Financial Condition

As of March 31, 2006 the Company’s total assets were $329,971,000 representing an increase of $20,514,000 or 6.63% from December 31, 2005. Earning assets consist of Federal funds sold, investment securities and loans. These assets provide the majority of the Company’s earnings. The mix of earning assets is a reflection of management’s philosophy regarding earnings versus risk.

Federal funds sold represent an overnight investment of funds and can be converted immediately to cash. At March 31, 2006, the Company had $6,646,000 in federal funds sold. At December 31, 2005, the Company had federal funds sold of $8,671,000. The $2,025,000 decrease in federal funds sold during the quarter was used to fund loan growth during this period.

Investment securities consist of U.S. government and agency securities and municipal bonds. These investments are used to provide fixed maturities and as collateral for advances from the Federal Home Loan Bank and large public fund deposits. During the first quarter, investment securities decreased $303,000 due to maturities of securities. All securities are classified as available for sale, and are carried at current market values.

The loan portfolio is the largest earning asset and is the primary source of earnings for the Company. At March 31, 2006 net loans were $250,016,000. The loan portfolio increased $22,108,000 or 9.7% during the first quarter. At March 31, 2006, the allowance for loan losses was $3,301,000 or 1.30% of total loans. Management believes this is an adequate but not excessive amount based upon the composition of the current loan portfolio and current economic conditions. The relationship of the allowance to total loans will vary over time based upon Management’s evaluation of the loan portfolio. Management evaluates the adequacy of the allowance on a monthly basis and adjusts it accordingly by a monthly charge to earnings using the provision for loan losses. During the first quarter of 2006, the provision for potential loan losses was $479,000 as compared to the 2005 amount of $180,000. The reserve was based upon management’s estimate to provide for potential loan losses on the new loans during the quarter and to replenish the reserve for $179,000 of net charge offs during the quarter.

Non-earning assets consist of premises and equipment and other assets. Premises and equipment increased during the quarter as a result of the construction costs for the Charleston office. Other assets consist primarily of accrued interest receivable and bank owned life insurance. This category increased $618,000 as a result of the larger loan portfolio upon which to accrue interest.

The Company funds its assets primarily through deposits from customers. Additionally, it borrows funds from other sources to provide longer term fixed rate funding for its assets. The Company must pay interest on the majority of these funds and attempts to price these funds competitively in the market place but at a level that it can safely re-invest the funds profitably. At March 31, 2006, total deposits were $273,649,000 as compared to the year-end amount of $245,569,000. This is an increase of $28,080,000 or 11.43%. The increased deposits were used to fund loan growth and reduce other borrowings during the quarter.

Interest bearing deposits are comprised of the following categories:

	March 31, 2006	December 31, 2005
Interest bearing demand and savings	$66,768,000	$57,538,000
Certificates of deposit in denominations of $100,000 or greater	120,973,000	113,198,000
Other Certificates of deposit	64,203,000	52,268,000
Total	$251,944,000	$222,824,000

Other borrowings consist of Federal Home Loan Bank advances and are secured by investment securities and loans of Albany Bank & Trust. An $8,000,000 advance was paid off during the current quarter.

Capital Adequacy

The following table presents the Company’s regulatory capital position as of March 31, 2006.

Tier 1 Capital to Risk Weighted Assets, actual	11.39%
Tier 1 Capital minimum requirement	4.00%

Total Capital to Risk Weighted Assets, actual	12.64%
Total Capital minimum requirement	8.00%

Tier 1 Leverage Ratio	8.69%
Tier 1 Leverage Ratio minimum requirement	4.00%

The Company’s ratios are well above the required regulatory minimums under capital adequacy guidelines and provide a sufficient basis to support future growth of the Company. The subsidiary banks remain above the required regulatory capital minimums and the parent company has the ability to support the subsidiary banks’ capital levels should the need arise.

Results of operations

Net income for the three months ended March 31, 2006 was $159,000 as compared to $214,000 for the three months ended March 31, 2005.

Total interest income increased $2,624,000 or 91.78% for the three months ended March 31, 2006 as compared to the same period in the previous year. This was the result of increased interest income on loans, which increased $2,463,000. The increase in interest income was primarily the result of the larger loan portfolio in the current year combined with a higher overall rate environment.

Interest expense for the three months ended March 31, 2006 was $2,657,000, which is an increase of $1,723,000 over the same period in the previous year. This increase is indicative of the larger deposit base in the current year and the generally higher level of interest rates as compared to 2005.

Net interest income after provision for loan losses was $2,347,000 for the three months ended March 31, 2006 as compared to the 2005 amount of $1,745,000. This is an increase of $602,000 or 34.50%. This increase is the combined result of the increased level of earning assets, offset by the increase in the cost of funds during the current year. The largest area of growth during the past year is the Charleston, South Carolina loan production office which has generated over $48,000,000 in loans since its opening in June, 2005. These loans are primarily funded with short term high cost certificates of deposit. The other major source of loan growth has been through the Company’s subsidiary bank in Alabama. This franchise contributed $41,000,000 in loan growth over the past twelve months, which is funded primarily through its core deposits.

Other noninterest income increased for the three months ended March 31, 2006 $274,000 to $653,000 as compared to the three months ended March 31, 2005. Service charges on deposit accounts increased $96,000 or 44% due to the larger number of deposit accounts and slightly higher pricing for deposit services. Mortgage origination fees increased $164,000 to $198,000 during the current year. This increase is the result of the mortgage origination office in Charleston, South Carolina.

Noninterest expense for the quarter ended March 31, 2006 increased $951,000 to $2,768,000 as compared to the three months ended March 31, 2005. This is an increase of 52.34%. The largest area of increase was in the salary and employee benefits category. Salaries and benefits amounted to $1,427,000 for the first quarter of the current year as compared to the 2005 amount of $861,000. This increase of $566,000 or 65.74% was primarily due to costs related to staffing for the Charleston loan production office of $166,000 which includes the increased commissions paid to mortgage originators as a result of increased mortgage loan originations, and $130,000 for a severance payment to the Company’s former president.

Equipment & Occupancy expenses increased $40,000 or 14.44% for the three months ended March 31, 2006 from the same period in 2005. The increase is attributable to the opening of the new loan production office in Charleston, South Carolina. Administrative expenses increased $247,000 to $411,000 in the current year. The reason for this increase was the accrual of over $200,000 in consultant fees during the quarter. In the fourth quarter of 2005, the Company engaged an outside consulting firm to evaluate its pricing, processes and procedures. This engagement was completed in the current quarter. The implementation of the recommendations of this firm should be reflected in future periods as the effects of increased productivity and more aggressive pricing are realized.

Diluted earnings per share for the three months ended March 31, 2006 was $.05 compared to $.07 in 2005, representing a decrease of $.02 per share. Diluted earnings per share decreased due to the lower earnings as compared to the prior year.

Off Balance Sheet Arrangements

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or when the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to a financial instrument for commitments to extend credit, and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of March 31, 2006 and December 31, 2005 are as follows:

	Mar-06	Dec-05
Commitments to extend credit	$79,649,000	$71,362,000
Standby letters of credit	$1,293,000	$1,293,000

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is an important factor in our financial condition and affects our ability to meet the borrowing needs and deposit withdrawal requirements of our customers. Assets, consisting primarily of loans and investment securities, are funded by customer deposits, borrowed funds, and retained earnings. Maturities in the investment and loan portfolios also provide a steady flow of funds for reinvestment. In addition, our liquidity continues to be enhanced by a relatively stable core deposit base and the availability of additional funding sources. Management monitors its future liquidity needs based upon quarterly projections of loan and deposit growth. Management feels that it has sufficient capital and liquidity resources to support its future growth.

Forward-Looking Statements

This document contains statements that constitute “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended. The words “believe”, “estimate”, “expect”, “intend”, “anticipate” and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates that they were made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Users are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that the actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. For a discussion of the factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the “Risk Factors” section of our report on Form 10-KSB for the year ended December 31, 2005. Users are cautioned not to place undue reliance on these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is a risk of loss arising from adverse changes in market prices and rates. The Company's market risk is composed primarily of interest rate risk created by its lending and deposit taking activities. The primary purpose of managing interest rate risk is to reduce the effects of interest rate volatility on our financial condition and results of operations. Management addresses this risk through an active asset/liability management process and through management of maturities and repricing of interest-earning assets and interest-bearing liabilities. The Company's market risk and strategies for market risk management are more fully described in its 2005 annual report of Form 10-KSB. There have been no changes in the assumptions used in monitoring interest rate risk as of March 31, 2006. Through March 31, 2006, management has not utilized derivatives as a part of this process.

ITEM 4. CONTROLS AND PROCEDURES

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
There have been no changes in our internal controls over financial reporting during our first three months of the fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	Legal Proceedings
None

ITEM 1.A.	Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1. Business" under the heading "Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Community Capital Bancshares, Inc.

May 12, 2006	/s/ Charles M. Jones, III
Date	Charles M. Jones, III,
Chief Executive Officer

May 12, 2006	/s/ David J. Baranko
Date	David J. Baranko
Chief Financial Officer (Duly authorized officer and principal financial / accounting officer )