Form 10-Q
period 2006-06-30
COMMUNITY CAPITAL BANCSHARES INC
filed 2006-08-14
CIK 1074369

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large Accelerated Filer ☐      Accelerated Filer ☐     Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 8, 2006: 2,995,377 shares

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Community Capital Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	June 30, 2006 (unaudited)		December 31, 2005
Assets
Cash and due from banks		$7,829		$6,931
Federal funds sold		2,978		8,671
Securities available for sale		42,131		41,690
Restricted equity securities		2,204		2,426
Loans		268,714		230,908
Less allowance for loan losses		3,455		3,000
Loans, net		265,259		227,908
Premises and equipment		9,076		7,892
Goodwill		2,334		2,334
Core deposit premium		261		282
Other assets		12,263		11,323
Total Assets		$344,335		$309,457

Liabilities and Shareholders' Equity
Deposits
Non-interest bearing		$22,300		$22,745
Interest bearing		263,560		222,824
Total deposits		285,860		245,569
Other borrowings		25,000		33,000
Guaranteed preferred beneficial interests in junior subordinated debentures		4,124		4,124
Other liabilities		3,120		1,369
Total Liabilities		318,104		284,062

Shareholders' equity
Preferred stock, par value not stated; 2,000,000 shares authorized;
no shares issued	$	- -	$	- -
Common stock, $1.00 par value, 10,000,000 shares authorized;
3,050,356 and 2,973,356 shares issued		3,050		2,973
Capital surplus		22,764		22,246
Retained earnings		2,119		1,468
Accumulated other comprehensive (loss)		(1,255)		(845)
Less cost of treasury stock, 59,851 shares		(447)		(447)
Total shareholders' equity		26,231		25,395
Total Liabilities and Shareholders' Equity		$344,335		$309,457

Community Capital Bancshares, Inc.
and Subsidiaries
Consolidated Statements of Income (unaudited)
For the three and six months ended June 30, 2006 and 2005
(Dollars in thousands, except earnings per share)

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Interest Income
Loans	5,423	2,848	10,253	5,215
Investment securities	469	432	938	894
Deposits in banks	10	2	11	8
Federal funds sold	- -	36	183	60
Total interest income	5,902	3,318	11,385	6,177
Interest expense
Deposits	2,511	946	4,721	1,646
Other borrowed money	413	313	861	547
Total interest expense	2,924	1,259	5,582	2,193
Net interest income	2,978	2,059	5,803	3,984
Provision for loan losses	334	250	812	430
Net interest income after provision for loan losses	2,644	1,809	4,991	3,554
Other income
Service charges on deposit accounts	343	254	655	470
Financial service fees	50	40	106	69
Mortgage origination fees	233	49	430	84
Loss on sale of foreclosed properties	(30)	(1)	(29)	(10)
Increase in cash surrender value of bank owned life insurance policies	62	59	122	121
Other operating income	96	39	122	85
Total other income	754	440	1,406	819
Other expenses
Salaries and employee benefits	1,291	888	2,718	1,750
Equipment and occupancy expense	318	286	635	563
Marketing expense	53	43	91	98
Data processing expense	179	160	341	306
Administrative expenses	192	150	603	313
Legal and professional	149	86	258	188
Directors fees	62	61	128	124
Amortization of intangible assets	11	12	21	24
Stationery and supply expense	52	47	114	91
Other operating expenses	193	143	358	235
Total other expense	2,500	1,876	5,267	3,692
Income before income taxes	898	373	1,130	681
Income tax expense	286	96	359	190
Net Income	612	277	771	491

Basic earnings per share	$0.21	$0.10	$0.26	$0.17
Diluted earnings per share	$0.20	$0.09	$0.25	$0.16
Weighted average common shares outstanding	2,929,516	2,911,318	2,922,284	2,904,428
Weighted average diluted common shares outstanding	3,006,290	3,060,125	3,010,042	3,068,801
Dividends Declared per share	$.02	$.02	$.04	$.04

Community Capital Bancshares, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (unaudited)
Three and six months ended June 30, 2006 and 2005 (Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Net Income	$612	$277	$771	$491
Other comprehensive income (loss)
Net unrealized holding gains (losses) arising during the period.	(518)	597	(620)	(232)
Tax benefit (expense) on unrealized holding gains	176	(203)	211	79

Comprehensive income (loss)	$270	$671	$362	$338

Community Capital Bancshares, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited) Six Months ended June 30, 2006 and 2005 (Dollars in thousands)

	2006	2005
Cash Flows from operating activities:
Net income	$771		$491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	236		217
Amortization of Core Deposit Premium	21		24
Provision for loan losses	812		430
Provision for deferred taxes	(73)		37
Increase in interest receivable	(237)		(154)
Other operating activities	1,389		(726)
Net cash provided by operating activities	2,919		319

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,420)		(1,811)
Net decrease in federal funds sold	5,693		1,344
Net increase in loans	(38,163)		(43,325)
Proceeds from maturities of securities available for sale	1,273		906
Proceeds from sale of securities	- -		1,980
Purchase of securities available for sale	(2,113)		(554)
Net cash used in investing activities	(34,730)		(41,460)

Cash flows from Financing Activities:
Net increase in deposits	40,291		39,819
Dividends paid to shareholders	(121)		(119)
Increase in federal funds purchased	- -		480
Proceeds from exercise of stock options	539		162
Net increase (decrease) in other borrowings	(8,000)		5,848
Treasury stock transactions, net	- -		20
Net cash provided by financing activities	32,709		46,209
Net increase in cash	898		5,068
Cash and due from banks at beginning of period	6,931		5,515
Cash and due from banks at end of period	7,829		10,583

Supplemental Disclosure
Cash paid for interest	$5,254		$2,120
Income taxes	$200	$	- -

Non-Cash Transaction
Unrealized losses on securities available for sale	$620		$232

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

The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the periods ended June 30, 2006 and 2005 are not necessarily indicative of the results of a full year’s operations, and should be read in conjunction with the Company’s annual report as filed on Form 10-KSB.

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

Stock Compensation Plans

At June 30, 2006, the Company had stock-based compensation plans, which are more fully described in Note 10 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. On January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123(R)), using the modified prospective-transition method. Under that transition method, compensation cost recognized beginning in 2006 includes: (a) the compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement Note 123, and (b) the compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the three months ended June 30, 2006 were $29,000 and $23,000, lower, respectively, than if the Company had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the three months ended June 30, 2006 would have been $.22 and $.21, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $.21 and $.20, respectively, for the same time period in 2006. The Company’s income before income taxes and net income for the six months ended June 20, 2006 were $56,000 and $47,000 lower, respectively, than if the Company had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the six months ended June 30, 2006 would have been $.28 and $.27, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $.26 and $.25, respectively, for the same time period in 2006.

Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows from excess tax benefits (the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options) to be classified as financing cash flows.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based employee compensation:

	For The Three	For The Three	For The Six	For The Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	($000)	($000)	($000)	($000)

Net income, as reported	$612	$277	$771	$491
Add:
Stock-based employee compensation
included in reported net income,
net of related tax effects	23	-	47	-
Deduct:
Total stock-based employee
compensation expense
determined under fair value
method, net of related tax effects	(23)	(22)	(47)	(44)

Pro forma net earnings	$612	$255	$771	$447

Earnings per share:
Basic - as reported	$0.21	$0.10	$0.26	$0.17

Basic - pro forma	$0.21	$0.09	$0.26	$0.15

Diluted - as reported	$0.20	$0.09	$0.25	$0.16

Diluted - pro forma	$0.20	$.08	$0.25	$0.15

A summary of the status of the employee stock option plans as of June 30, 2006 and December 31, 2005 and activity during the periods is as follows:

	Period Ended				Year Ended
	June 30, 2006				December 31, 2005
			Weighted-				Weighted-
		Weighted-	Average	Aggregate		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic		Average	Remaining	Intrinsic
		Exercise	Contractual	Value		Exercise	Contractual	Value
	Number	Price	Term	($000)	Number	Price	Term	($000)

Under option, beginning	374,621	9.81	6.37	$408	305,435	9.33
of the period:
Granted	1,989	11.00			86,185	11.20
Exercised	(77,000)	7.00			(5,596)	10.06
Forfeited	(85,356)	12.03			(11,400)	10.94
Under option, end of
the period	214,254	9.78	5.96	219	374,621	9.81	6.37	$408

Unvested at the end of the period	84,793	11.14	7.66	- -	168,190	11.43	8.50	$ - -

Vested and exercisable at the
end of the period	129,463	11.60	4.84	- -	206,431	8.32	4.64	$532

Weighted-average fair
value per option of options
granted during the year				$4.36				$3.76

The fair value of the options granted was based upon the discounted value of future cash flows of the options using the Black-Scholes option-pricing model and the following assumptions. There were 1,989 options granted during the quarter ended June 30, 2006.

	Period Ended	Year Ended
	June 30, 2006	December 31, 2005

Risk-free interest rate	5.06%	4.40%
Expected life of the options	10 years	10 years
Expected dividend yield	0.78%	.78%
Expected volatility	20.85%	14.83% - 15.96%

A summary of the status of the Company’s nonvested shares as of December 31, 2005 and changes during the period ended June 30, 2006, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2006	168,193	$ 4.17
Granted	- -
Vested	(22,400)
Forfeited	(61,000)
Nonvested at June 30, 2006	84,793	$ 4.36

At June 30, 2006, there was $386,000 of unrecognized compensation cost related to stock-based awards which is expected to be recognized over a weighted-average period of 2.84 years.

Accounting Standards

Except for the effects of FASB 123(R)as previously discussed, there are no recent accounting pronouncements that have had or will have had a material impact on our earnings or financial position as of or for the quarter ended June 30, 2006.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the June 30, 2006 Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-KSB for the year ended December 31, 2005.

Financial Condition

As of June 30, 2006 the Company’s total assets were $344,335,000 representing an increase of $34,878,000 or 11.27% from December 31, 2005. Earning assets consist of federal funds sold, investment securities and loans. These assets provide the majority of the Company’s earnings. The mix of earning assets is a reflection of management’s philosophy regarding earnings versus risk.

Federal funds sold represent an overnight investment of funds and can be converted immediately to cash. At June 30, 2006, the Company had $2,978,000 in federal funds sold as compared to federal funds sold of $8,671,000 at December 31, 2005. The $5,693,000 decrease in federal funds sold was used to fund loan growth during the period.

Investment securities consist of U.S. Government and Agency securities and municipal bonds. These investments are used to provide fixed maturities and as collateral for advances and large public fund deposits. From December 31, 2005 to June 30, 2006, investment securities increased by $441,000. All securities are classified as available for sale, and are carried at current market values.

The loan portfolio is the largest earning asset and is the primary source of earnings for the Company. At June 30, 2006 net loans were $265,259,000, an increase of $37,351,000 from December 31, 2005. The loan portfolio increased $37,806,000 or 16.37% over the year-end amount. At June 30, 2006, the allowance for loan losses was $3,455,000 or 1.29% of total loans, an increase of $455,000 from December 31, 2005. Management believes this is an adequate but not excessive amount based upon the composition of the current loan portfolio and current economic conditions. The relationship of the allowance to total loans will vary over time based upon management’s evaluation of the loan portfolio. Management evaluates the adequacy of the allowance on a monthly basis and adjusts it accordingly by a monthly charge to earnings using the provision for loan losses. During the first two quarters of 2006, the provision for potential loan losses was $812,000 as compared to the 2005 amount of $430,000. The reserve was based upon management’s estimate to provide for potential loan losses on the new loans during the quarter and to replenish the reserve for $241,000 of net charge offs during the quarter.

Non-earning assets consist of premises and equipment and other assets. Premises and equipment increased during the year as a result of the construction costs for the Charleston loan production office and the construction of the new Auburn, Alabama office building. Other assets consist primarily of bank-owned life insurance, other real estate owned, and accrued interest receivable. Bank-owned life insurance and other real estate owned increased $109,000 and $466,000, respectively, over the year end amount. Accrued interest receivable increased $237,000 over the previous year end amount as a result of a larger loan portfolio upon which to accrue interest.

The Company funds its assets primarily through deposits from customers. Additionally, it borrows funds from other sources to provide longer term fixed rate funding for its assets. The Company must pay interest on the majority of these funds and attempts to price these funds competitively in the market place but at a level at which it can safely re-invest the funds profitably. At June 30, 2006, total deposits were $285,860,000 as compared to the year-end amount of $245,569,000. This is an increase of $40,291,000 or 16.40%. The increased deposits were used to fund loan growth and reduce other borrowings during the quarter.

Interest bearing deposits are comprised of the following categories:

	June 30, 2006	December 31, 2005
Interest bearing demand and savings	$70,243,000	$56,538,000
Certificates of deposit in denominations of $100,000 or greater	130,259,000	113,197,000
Other Certificates of deposit	63,058,000	53,089,000
Total	$263,560,000	$222,824,000

Other borrowings consist of Federal Home Loan Bank advances and are secured by investment securities and loans of Albany Bank and Trust. There were no new borrowings during the quarter ended June 30, 2006.

Capital Adequacy

The following table presents the Company’s regulatory capital position as of June 30, 2006.

Tier 1 Capital to risk weighted assets
Ratio, actual	11.36%
Tier 1 Capital minimum requirement	4.00%

Tier 2 Capital to risk weighted assets
Ratio, actual	12.61%
Tier 2 Capital minimum requirement	8.00%

Tier 1 Leverage Ratio	8.57%
Tier 1 Leverage Ratio minimum requirement	4.00%

The Company’s ratios are well above the required regulatory minimums under capital adequacy guidelines and provide a sufficient basis to support future growth of the Company. The subsidiary banks remain above the required regulatory capital minimums and the parent company has the ability to support the subsidiary banks’ capital levels should the need arise.

Results of operations

For the quarter end compared to prior year quarter end

Net income for the three months ended June 30, 2006 was $612,000 as compared to $277,000 for the same period in 2005.

Total interest income increased $2,584,000 for the three months ended June 30 2006 or 77.88% compared to the same period in the previous year. This was the result of increased interest income on loans, primarily the result of the larger loan portfolio in the current year combined with a higher overall rate environment.

Interest expense for the three months ended June 30, 2006 was $2,924,000, which is an increase of $1,665,000 or 132.25% over the same period in the previous year. This increase is indicative of the larger deposit base in the current year to fund the loan growth and the generally higher level of interest rates as compared to 2005.

Net interest income after the provision for loan losses was $2,644,000 for the three months ended June 30, 2006 as compared to $1,809,000 for the three months ended June 30, 2005. This is an increase of $835,000 or 46.16%. This increase is the combined result of the increased level of earning assets, offset by the increase in cost of funds during the current year.

Other noninterest income increased $314,000 to $754,000 for the three months ended June 30, 2006 as compared to the same period in 2005. Service charges on deposit accounts increased $89,000 or 35% due to the larger number of deposit accounts and slightly higher pricing for deposit services. Mortgage origination fees increased $183,000 to $232,000 when compared to the same period in 2005. This increase is the result of the loan production office in Charleston, South Carolina.

Non-interest expense increased $624,000 to $2,500,000 for the three months ended June 30, 2006 as compared to the same period in 2005. This is an increase of 33.26%. The largest area of increase was in the salary and employee benefits category. Salaries and benefits amounted to $1,291,000 for the three months ended June 30, 2006 as compared to the 2005 amount of $888,000. This increase of $403,000 or 45.38% was primarily due to staffing for the Charleston loan production office, which includes the increased commissions paid to mortgage originators as a result of increased mortgage originations.

Legal and professional increased $63,000 or 73.26% for the three months ended June 30, 2006 from the same period in 2005. The increase is due to the legal costs associated with the response to the Office of the Comptroller of the Currency (“OCC”) examination and the addition of the Charleston loan production office. Administrative expenses increased $42,000 as compared to the second quarter 2005. Consultant fees for developing the Charleston loan production office attributed to the vast majority of the increase. Other operating expenses increased $50,000 or 34.97% as compared to the second quarter of 2005. The majority of this increase is the result of increased loan expense, staff development expense and operational losses.

Diluted earnings per share for the three months ended June 30, 2006 were $0.20 and increased $0.11 or 122.22% as compared to the second quarter of the previous year.

For the year to date comparison to prior year

Net income for the six months ended June 30, 2006 was $771,000 as compared to $491,000 for the same period in 2005.

Total interest income increased $5,208,000 for the six months ended June 30 2006 or 84.31% from the same period in the previous year. This was the result of an increase of $5,038,000 in interest income on loans and an increase of $123,000 in federal funds sold income over the same period in the previous year. The increase in interest income was primarily the result of the larger loan portfolio in the current year combined with a higher overall rate environment.

Interest expense for the six months ended June 30, 2006 was $5,582,000, which is an increase of $3,389,000 over the same period in the previous year. This increase is indicative of the larger deposit base in the current year and the generally higher level of interest rates as compared to 2005.

Net interest income after the provision for loan losses was $4,991,000 for the six months ended June 30, 2006 as compared to the 2005 amount of $3,554,000. This is an increase of $1,437,000 or 40.43%. This increase is the combined result of the increased level of earning assets, offset by the increase in cost of funds during the current year. The largest area of growth during the past year is the Charleston loan production office which has generated over $57,000,000 in loans since its opening in June, 2005. These loans are primarily funded with short term high cost certificates of deposit. The other major source of loan growth has been the Company’s subsidiary bank in Alabama. This franchise contributed $35,000,000 in loan growth over the past twelve months, which is funded primarily through its core deposits.

Other noninterest income increased $587,000 to $1,406,000 for the six months ended June 30, 2006 as compared to the same period in 2005. Service charges on deposit accounts increased $185,000 or 39% due to the larger number of deposit accounts and slightly higher pricing for deposit services. Mortgage origination fees increased $346,000 to $430,000 during the year. This increase is the result of the Charleston loan production office.

Non-interest expense increased $1,575,000 to $5,267,000 for the six months ended June 30, 2006 as compared to the same period in 2005. This is an increase of 42.66%. The largest area of increase was in the salary and employee benefits category. Salaries and benefits amounted to $2,718,000 for the six months ended June 30, 2006 as compared to the 2005 amount of $1,750,000. This increase of $968,000 or 55.31% was primarily staffing for the Charleston loan production office, which amounted to $313,000 and includes the increased commissions paid to mortgage originators as a result of increased mortgage originations, and $130,000 for a severance payment to the Company’s former president.

Equipment and Occupancy expenses increased $72,000 or 12.79% for the six months ended June 30, 2006 from the same period in 2005. The increase is due to the expansion of Albany Bank and Trust, the addition of Charleston loan production office and the construction of the new Auburn branch office. Administrative expenses increased $290,000 to $603,000 in the current year. The majority of this increase is the result of increased consulting expenses.

Diluted earnings per share for the six months ended June 30, 2006 were $0.25 and increased $0.09 or 56.25% as compared to the first six months of the previous year.

Off-Balance Sheet Arrangements

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or when the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to a financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of June 30, 2006 and December 31, 2005 are as follows:

	June-06	Dec-05
Commitments to extend credit	$76,222,000	$71,362,000
Standby letters of credit	$1,045,000	$1,293,000

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

REGULATORY MATTERS

On July 27, 2006, each of the Banks entered into written agreements with the OCC (the “Agreements”). The Agreements are attached as Exhibits 10.21 and 10.22 to this Form 10-Q and were described in the Form 8-K filed on August 2, 2006.  In order to initially meet the capital requirements specified in the Agreements, management believes that it will be necessary to reduce the Company’s earning assets by approximately $15 million and restrict the future growth of the Company.  Management believes that these changes will negatively impact earnings as the majority of these assets will be loans and other earning assets and reducing these assets will lead to decreased net interest income.  The reduction in assets will primarily be accomplished by selling participations of existing loans to other banks and allowing the certificates of deposit used to fund such loans to mature.  Additionally, as previously disclosed, the Company is no longer pursuing its plans to obtain a federal thrift charter from the Office of Thrift Supervision in the Charleston, South Carolina market.  This will also slow the Company’s loan growth as the loans in the Charleston market are moved to an unrelated institution once the institution receives its federal thrift charter.  The reduction in loans and brokered certificates of deposit will also help address the liquidity concerns listed in the Agreements.  Compliance with the Agreements will also lead to increased legal and consulting fees. It is anticipated that these fees will amount to at least $75,000 over the next twelve months. Management has and will continue to control and reduce its other non-interest expenses over the coming months.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is a risk of loss arising from adverse changes in market prices and rates. The Company's market risk is composed primarily of interest rate risk created by its lending and deposit taking activities. The primary purpose of managing interest rate risk is to reduce the effects of interest rate volatility on our financial condition and results of operations. Management addresses this risk through an active asset/liability management process and through management of maturities and repricing of interest-earning assets and interest-bearing liabilities. The Company's market risk and strategies for market risk management are more fully described in its 2005 annual report of Form 10-KSB. There have been no changes in the assumptions used in monitoring interest rate risk as of June 30, 2006. Through June 30, 2006, management has not utilized derivatives as a part of this process.

ITEM 4.     CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have evaluated the effectiveness of our "disclosure controls and procedures" ("Disclosure Controls"). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based upon their controls evaluation, our principal executive officer and principal financial officer have concluded that our Disclosure Controls are effective at a reasonable assurance level. There have been no changes in our internal controls over financial reporting during our first six months of the fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 15, 2006, the Company held its annual meeting of shareholders at which the following director nominees were elected to a three-year term by the votes indicated:

Directors	Votes For	Votes Withheld
Keith G. Beckham	2,781,480	52,241
Hal E. Cobb	2,768,101	65,520
Charles M. Jones, III	2,542,086	291,635
Van Cise Knowles	2,732,577	49,787
William F. McAfee	2,732,577	49,787

The following directors whose three year terms expire in 2007 continued on the Board: C. Richard Langley, Bennett D. Cotten, Jr., Jane Anne D. Sullivan, John P. Ventulett, Jr., and James D. Woods. The following directors whose three year terms expire in 2008, continued on the Board: Robert M. Beauchamp, Glenn A. Dowling, Mary Helen Dykes, Mark M. Shoemaker, Lawrence B. Willson.

The 2006 Employee Stock Purchase Plan received 1,496,446 votes in favor, 100,082 against with 197,800 shares abstaining.

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

10.21	Agreement by and between Albany Bank and Trust, N.A., Albany, Georgia and The Comptroller of the Currency dated July 27, 2006.

10.22	Agreement by and between AB&T National Bank, Dothan, Alabama and The Comptroller of the Currency dated July 27, 2006.

31.1	Certification of the Chief Executive officer pursuant to Rule 13a-14(a) under the Securities exchange act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities exchange act of 1934, as amended.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities exchange act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community Capital Bancshares, Inc.

August 14, 2006	/s/ Charles M. Jones, III
Date	Charles M. Jones,
Chief Executive Officer

August 14, 2006	/s/ David J. Baranko
Date	David J. Baranko
Chief Financial Officer (Duly authorized officer and principal financial / accounting officer)