Form 10-Q
period 2006-09-30
COMMUNITY CAPITAL BANCSHARES INC
filed 2006-11-14
CIK 1074369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT 1934

For the transition period from _______ to _______

Commission File Number: 000-25345

Community Capital Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of Incorporation or organization)	58-2413468 (IRS Employer Identification No.)

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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 6, 2006: 3,018,231 shares

Community Capital Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	September 30, 2006 (unaudited)	December 31, 2005
Assets
Cash and due from banks	$12,453	$6,931
Federal funds sold	6,881	8,671
Securities available for sale	38,488	41,690
Restricted equity securities	2,294	2,426
Loans	244,304	230,908
Less allowance for loan losses	3,613	3,000
Loans, net	240,691	227,908
Premises and equipment	9,416	7,892
Goodwill	2,334	2,334
Core deposit premium	250	282
Other assets	12,471	11,323
Total Assets	$325,278	$309,457

Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$29,814	$22,745
Interest bearing	234,378	222,824
Total deposits	264,192	245,569
Other borrowings	27,000	33,000
Guaranteed preferred beneficial interests in junior subordinated debentures	4,124	4,124
Other liabilities	2,425	1,369
Total Liabilities	297,741	284,062

Shareholders' equity
Preferred stock, par value not stated; 2,000,000 shares authorized;
no shares issued	$—	$—
Common stock, $1.00 par value, 10,000,000 shares authorized;
3,072,210 and 2,973,356 shares issued	3,072	2,973
Capital surplus	22,944	22,246
Retained earnings	2,629	1,468
Accumulated other comprehensive loss	(697)	(845)
Less cost of treasury stock, 54,979 and 59,851 shares as of September 30, 2006 and December 31, 2005 respectively	(411)	(447)
Total Shareholders' equity	27,537	25,395
Total Liabilities and Shareholders' Equity	$325,278	$309,457

Community Capital Bancshares, Inc.
and Subsidiaries
Consolidated Statements of Operations (unaudited)
For the three and nine months ended September 30, 2006 and 2005
(Dollars in thousands, except earnings per share)

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Interest Income
Loans	$5,556	$3,540	$15,810	$8,754
Investment securities	473	423	1,410	1,318
Deposits in banks	6	6	17	14
Federal funds sold	21	40	205	100
Total interest income	6,056	4,009	17,442	10,186
Interest expense
Deposits	2,681	1,340	7,402	2.987
Other borrowed money	399	391	1,260	937
Total interest expense	3,080	1,731	8,662	3,924
Net interest income	2,976	2,278	8,780	6,262
Provision for loan losses	124	370	937	800
Net interest income after provision for loan losses	2,852	1,908	7,843	5,462
Other income
Service charges on deposit accounts	303	277	958	748
Financial service fees	54	71	161	140
Mortgage origination fees	290	257	720	341
Loss on sale of investment securities	(59)	—	(59)	—
Gain (loss) on sale of foreclosed properties	(90)	10	(109)	(7)
Increase in cash surrender value of bank owned life insurance policies	63	60	185	181
Other operating income	192	31	304	123
Total other income	753	706	2,160	1,526
Other expenses
Salaries and employee benefits	1,456	1,110	4,175	2,860
Equipment and occupancy expense	354	309	989	872
Marketing expense	57	50	148	148
Data processing expense	175	148	516	454
Administrative expenses	230	180	833	471
Legal and professional	135	84	394	294
Directors fees	78	63	205	187
Amortization of intangible assets	10	12	32	36
Stationery and supply expense	63	47	177	138
Loss on other than temporarily impaired security	—	763	—	763
Other operating expenses	192	195	549	431
Total other expense	2,750	2,961	8,018	6,654
Income before income taxes	855	(347)	1,985	334
Income tax expense	285	(142)	643	48
Net Income (loss)	$570	$(205)	$1,342	$286
Basic earnings per share	$.19	$(.07)	$.46	$.10
Diluted earnings per share	$.18	$(.07)	$.44	$.09
Weighted average common shares outstanding	2,996,578	2,913,365	2,947,298	2,907,168
Weighted average diluted common shares outstanding	3,074,149	3,052,124	3,030,709	3,054,440
Dividends Declared per share	.02	.02	.06	.06

Community Capital Bancshares, Inc.
and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

Three and nine months ended September 30, 2006 and 2005
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Net Income	$570	$(205)	$1,342	$286
Other comprehensive income (loss)
Net unrealized holding gains (losses) arising during the period.	786	(814)	165	(1,047)
Tax benefit (expense) on unrealized holding gains	(267)	277	(56)	356
Reclassification adjustment for losses included in net income	59		59
Tax benefit for losses included in net income	(20)	—	(20)	—
Recognized loss from other than temporarily impaired security	—	763	—	763
Tax benefit from recognition of loss	—	(259)		(259)
Total other comprehensive income (loss)	558	(33)	148	(187)

Comprehensive income (loss)	$1,128	$(238)	$1,490	$99

Community Capital Bancshares, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited) Nine Months ended September 30, 2006 and 2005 (Dollars in thousands)

	2006	2005

Cash Flows from operating activities:	$1,342	$286
Net income
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	349	324
Amortization of core deposit premium	32	36
Provision for loan losses	937	800
Provision for deferred taxes	(58)	(30)
Increase in interest receivable	(173)	(419)
Recognized loss from other than temporarily impaired security	—	763
Other operating activities	514	(370)
Net cash provided by operating activities	2,943	1,390

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,991)	(2,002)
Net (increase) decrease in federal funds sold	1,790	(6,859)
Net increase in loans	(13,720)	(76,607)
Proceeds from maturities of securities available for sale	1,551	1,024
Proceeds from sale of securities	4,234	1,980
Purchase of securities available for sale	(2,612)	(4,171)
Proceeds for sale of fixed assets	108	—
Net cash used in investing activities	(10,640)	(86,635)

Cash Flows from Financing Activities:
Net increase in deposits	18,623	80,651
Dividends paid to shareholders	(182)	(178)
Proceeds from exercise of stock options	692	214
Net increase (decrease) in other borrowings	(6,000)	7,847
Treasury stock transactions, net	86	(16)
Net cash provided by financing activities	13,219	88,518
Net increase in cash	5,522	3,273
Cash and due from banks at beginning of period	6,931	5,515
Cash and due from banks at end of period	12,453	8,788

Supplemental Disclosure
Cash paid for interest	$8,604	$3,704
Income taxes	$711	$—

Non-Cash Transaction
Unrealized gains (losses) on securities available for sale
	$165	$(284)

Community Capital Bancshares, Inc.
and Subsidiaries
Notes to Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

Nature of Business

Community Capital Bancshares, Inc. (the “Company”) is a multi-bank holding company whose principal activity is the ownership and management of its wholly-owned bank subsidiaries, Albany Bank & Trust, N.A, and AB & T National Bank, collectively referred to as “the Banks.” Albany Bank & Trust’s main office is located in Albany, Dougherty County, Georgia, with two full service branches in Albany and one full service branch in Leesburg, Georgia and a loan production office in Charleston, South Carolina. AB&T National Bank’s main office is located in Dothan, Houston County, Alabama with a full service branch located in Auburn, Alabama. The Banks provide a full range of banking services to individual and corporate customers in their primary market areas.

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

The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the periods ended September 30, 2006 and 2005 are not necessarily indicative of the results of a full year’s operations, and should be read in conjunction with the Company’s annual report, for the year ended December 31, 2005 as filed on Form 10-KSB.

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

Stock Compensation Plans

At September 30, 2006, the Company had stock-based compensation plans, which are more fully described in Note 10 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. On January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective-transition method. Under that transition method, compensation cost recognized beginning in 2006 includes: (a) the compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement Note 123, and (b) the compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the three months ended September 30, 2006 was $35,000 and $29,000, lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the three months ended September 30, 2006 would have been $.19 and $.18, respectively, if the Company had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $.18 and $.17, respectively, for the same time period in 2006. The Company’s income before income taxes and net income for the nine months ended September 30, 2006 was $91,000 and $78,000, lower, respectively, than if it had continued to account for share-based compensation under APB Opinion 25. Basic and diluted earnings per share for the nine months ended September 30, 2006 would have been $.48 and $.47, respectively, if the Company had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $.46 and $.44, respectively, for the same time period in 2006.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows from excess tax benefits (the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options) to be classified as financing cash flows.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, to stock-based employee compensation:

	For The Three Months Ended September 30, 2006 ($000)	For The Three Months Ended September 30, 2005 ($000)	For The Nine Months Ended September 30, 2006 ($000)	For The Nine Months Ended September 30, 2005 ($000)
Net income, as reported	$570	$(205)	$1,342	$286
Add:
Stock-based employee compensation
included in reported net income,
net of related tax effects	29		78
Deduct:
Total stock-based employee
compensation expense
determined under fair value
method, net of related tax effects	(29)	(30)	(78)	(82)

Pro forma net earnings	$570	$(235)	$1,342	204

Earnings per share:
Basic - as reported	$.19	$(.07)	$.46	$.10

Basic - pro forma	$.19	$(.08)	$.46	$.07

Diluted - as reported	$.18	$(.07)	$.44	$.09

Diluted - pro forma	$.18	$(.08)	$.44	$.07

A summary of the status of the employee stock option plans as of September 30, 2006 and December 31, 2005 and activity during the periods is as follows:

	Period Ended September 30, 2006				Year Ended December 31, 2005
	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)	Number	Weighted- Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Under option, beginning	374,621	9.81	6.37	$408	305,435	9.33
of the period:
Granted	58,296	10.64			86,185	11.20
Exercised	(77,000)	7.00			(5,596)	10.06
Forfeited	(85,356)	12.03			(11,400)	10.94
Under option, end of
the period	270,561	9.96	4.89	623	374,621	9.81	6.37	$408

Unvested at the end of the period	138,259	10.93	8.18	184	168,190	11.43	8.50	$—

Vested and exercisable at the
end of the period	132,202	8.94	6.71	439	206,431	8.32	4.64	$532

Weighted-average fair
value per option of options
granted during the year				$4.11				$3.76

The fair value of the options granted was based upon the discounted value of future cash flows of the options using the Black-Scholes option-pricing model and the following assumptions. There were 38,307 options granted during the quarter ended September 30, 2006.

	Period Ended	Year Ended
	September 30, 2006	December 31, 2005

Risk-free interest rate	4.91%	4.40%
Expected life of the options	10 years	10 years
Expected dividend yield	0.78%	.78%
Expected volatility	20.25%	14.83% - 15.96%

A summary of the status of the Company’s nonvested shares as of December 31, 2005 and changes during the period ended September 30, 2006, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2006	168,193	$4.17
Granted	58,296
Vested	(27,230)
Forfeited	(61,000)
Nonvested at September 30, 2006	138,259	$4.25

At September 30, 2006, there was $347,000 of unrecognized compensation cost related to stock-based awards which is expected to be recognized over a weighted-average period of 3.72 years.

Accounting Standards

Except for the effects of SFAS 123(R)as previously discussed, there are no recent accounting pronouncements that have had or will have had a material impact on our earnings or financial position as of or for the quarter ended September 30, 2006.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of the September 30, 2006 Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-KSB for the year ended December 31, 2005.

Financial Condition

As of September 30, 2006, the Company’s total assets were $325,278,000, representing an increase of $15,821,000, or 5.11%, from December 31, 2005. Earning assets consist of federal funds sold, investment securities and loans. These assets provide the majority of the Company’s earnings. The mix of earning assets is a reflection of management’s philosophy regarding earnings versus risk.

Federal funds sold represent an overnight investment of funds and can be converted immediately to cash. At September 30, 2006, the Company had $6,881,000 in federal funds sold. At December 31, 2005, the Company had federal funds sold of $8,671,000. The $1,790,000 decrease in federal funds sold during the nine months ended September 30, 2006 was used to fund loan growth during the period.

Investment securities consist of U.S. Government and Agency securities and municipal bonds. These investments are used to provide fixed maturities and as collateral for advances and large public fund deposits. From December 31, 2005 to September 30, 2006, investment securities decreased by $3,202,000. All securities are classified as available for sale, and are carried at current market values.

The loan portfolio is the largest earning asset and is the primary source of earnings for the Company. At September 30, 2006, net loans were $240,691,000. The loan portfolio increased $12,783,000, or 5.61%, over the year-end amount. At September 30, 2006, the allowance for loan losses was $3,613,000 or 1.48% of total loans. Management believes this is an adequate but not excessive amount based upon the composition of the current loan portfolio and current economic conditions. The relationship of the allowance to total loans will vary over time based upon management’s evaluation of the loan portfolio. Management evaluates the adequacy of the allowance on a monthly basis and adjusts it accordingly by a monthly charge to earnings using the provision for loan losses. During the first three quarters of 2006, the provision for potential loan losses was $937,000 as compared to the 2005 amount of $800,000. The reserve was based upon management’s estimate to provide for potential loan losses on the new loans during the quarter.

Non-earning assets consist of premises and equipment and other assets. Premises and equipment increased during the year as a result of the construction costs for the Charleston loan production office and the construction of the new Auburn, Alabama office building. Other assets consist primarily of bank-owned life insurance, other real estate owned, and accrued interest receivable. Bank-owned life insurance and other real estate owned increased $185,000 and $21,000, respectively, over the year-end amount. Accrued interest receivable increased $173,000 over the previous year-end amount as a result of a larger loan portfolio upon which to accrue interest.

The Company funds its assets primarily through deposits from customers. Additionally, it borrows funds from other sources to provide longer term fixed rate funding for its assets. The Company must pay interest on the majority of these funds and attempts to price these funds competitively in the market place but at a level that it can safely re-invest the funds profitably. At September 30, 2006, total deposits were $264,192,000 as compared to the year-end amount of $245,569,000. This is an increase of $18,623,000 or 7.58%. The increased deposits were used to fund loan growth and reduce other borrowings during the quarter.

Interest bearing deposits are comprised of the following categories:

	September 30, 2006	December 31, 2005
Interest bearing demand and savings	$65,325,000	$56,538,000
Certificates of deposit in denominations of $100,000 or greater	106,553,000	113,197,000
Other Certificates of deposit	62,500,000	53,089,000
Total	$234,378,000	$222,824,000

Other borrowings consist of Federal Home Loan Bank advances and are secured by investment securities and loans of Albany Bank & Trust. One $5,000,000 advance matured during the third quarter, and there were $7,000,000 in new borrowings during the quarter.

Capital Adequacy

The following table presents the Company’s regulatory capital position as of September 30, 2006.

Tier 1 Capital to risk weighted assets
Ratio, actual	12.73%
Tier 1 Capital minimum requirement	4.00%

Tier 2 Capital to risk weighted assets
Ratio, actual	13.98%
Tier 2 Capital minimum requirement	8.00%

Tier 1 Leverage Ratio	8.93%
Tier 1 Leverage Ratio minimum requirement	4.00%

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

Results of operations

For the quarter end compared to prior year quarter end

Net income for the three months ended September 30, 2006 was $570,000 as compared to the net loss of $205,000 for the same period in 2005.

Total interest income increased $2,047,000 for the three months ended September 30 2006 or 51.06% compared to the same period in 2005. This was the result of increased interest income on loans, primarily the result of the larger loan portfolio in the current year combined with a higher overall rate environment.

Interest expense for the three months ended September 30, 2006 was $3,080,000, which is an increase of $1,349,000 or 77.93% over the same period in 2005. This increase is indicative of the larger deposit base in the current year to fund the loan growth and the generally higher level of interest rates as compared to 2005.

Net interest income after the provision for loan losses was $2,852,000 for the three months ended September 30, 2006, as compared to the 2005 amount of $1,908,000. This is an increase of $944,000 or 49.48% which is the combined result of the increased level of earning assets, offset by the increase in cost of funds during the current year.

Other noninterest income increased $47,000 to $753,000 for the three months ended September 30, 2006 as compared to the same period in 2005. Other operating income increased $161,000 to $192,000 due to management fee income of $132,000 during the period. This increase was offset by a $59,000 loss on sale of investments and a $90,000 loss on sale of foreclosed properties. Service charges on deposit accounts increased $26,000 or 9.39% due to the larger number of deposit accounts and slightly higher pricing for deposit services. Mortgage origination fees increased $33,000 to $290,000 when compared to the same period in 2005. This increase is the result of the Charleston loan production office.

Non-interest expense decreased $211,000 to $2,750,000 for the three months ended September 30, 2006 as compared to the same period in 2005. This is a decrease of 7.13%, which is attributable to a $763,000 loss on an equity fund investment that was recognized during the third quarter of 2005. There were areas of increased expense that offset the aforementioned loss. Salaries and employee benefits amounted to $1,456,000 for the three months ended September 30, 2006 as compared to the 2005 amount of $1,110,000. This increase of $346,000, or 31.17%, was primarily due to staffing for the Charleston loan production office, which includes the increased commissions paid to mortgage originators as a result of increased mortgage originations.

Legal and professional increased $51,000, or 60.71%, for the three months ended September 30, 2006 from the same period in 2005. The increase is primarily due to the legal costs associated with the responses to the Formal Agreements that the Banks have entered into with the Office of the Comptroller of the Currency (“OCC”). Administrative expenses increased $50,000 as compared to the third quarter 2005. The major area of increase was consulting fees associated with requirements of the Formal Agreements with the OCC.

Diluted earnings per share for the three months ended September 30, 2006 were $0.18 and increased $0.25, or 357.14%, as compared to the third quarter of the previous year.

For the year to date comparison to prior year

Net income for the nine months ended September 30, 2006 was $1,342,000 as compared to $286,000 for the same period in 2005.

Total interest income increased $7,256,000 for the nine months ended September 30, 2006, or 71.24%, from the same period in the previous year. This was the result of increased interest income on loans, which increased $7,056,000, and federal funds sold income, which increased $105,000 over the same period in 2005. The increase in interest income was primarily the result of the larger loan portfolio in the current year combined with a higher overall rate environment.

Interest expense for the nine months ended September 30, 2006 was $8,662,000, which is an increase of $4,738,000 over the same period in 2005. This increase is indicative of the larger deposit base in the current year and the generally higher level of interest rates as compared to 2005.

Net interest income after the provision for loan losses was $7,843,000 for the nine months ended September 30, 2006, as compared to the 2005 amount of $5,462,000. This is an increase of $2,381,000, or 43.59%. This increase is the combined result of the increased level of earning assets, offset by the increase in cost of funds during the current year. The largest area of growth during the past year is the Charleston loan production office, which has generated over $51,000,000 in loans since its opening in June 2005. These loans are primarily funded with short term high cost certificates of deposit. The other major source of loan growth has been through the Company’s subsidiary bank in Alabama. This franchise contributed $16,000,000 in loan growth over the past twelve months, which is funded primarily through its core deposits.

Other noninterest income increased $634,000 to $2,160,000 for the nine months ended September 30, 2006 as compared to the same period in 2005. Service charges on deposit accounts increased $210,000 or 28.07% due to the larger number of deposit accounts and slightly higher pricing for deposit services. Mortgage origination fees increased $379,000 to $720,000 during the period. This increase is the result of the additional fees generated by the Charleston loan production office.

Non-interest expense increased $1,364,000 to $8,018,000 for the nine months ended September 30, 2006 as compared to the same period in 2005. This is an increase of 20.50%. The largest area of increase was in the salary and employee benefits category. Salaries and benefits amounted to $4,175,000 for the nine months ended September 30, 2006 as compared to the 2005 amount of $2,860,000. This increase of $1,315,000 or 45.98% was primarily due to the cost of staffing for the Charleston loan production office of $352,000, which includes the increased commissions paid to mortgage originators as a result of increased mortgage originations, and $130,000 for a severance payment to the Company’s former president.

Equipment and occupancy expenses increased $117,000 or 13.42% for the nine months ended September 30, 2006 from the same period in 2005. The increase is due to the additional office locations in Charleston and Auburn, Alabama. Legal and professional expense increased $100,000 or 34.01% for the nine months ended September 30, 2006 from the same period in 2005. This increase was a result of the costs associated with the response to the Formal Agreements with the OCC and other increases in professional fees. Administrative expenses increased $362,000 to $833,000 in the current year. The majority of this increase is the result of increased consulting expenses in connection with the Formal Agreements.

Diluted earnings per share for the nine months ended September 30, 2006 were $0.44 and increased $0.35 or 388.89% as compared to the first nine months of the previous year.

Off-Balance Sheet Arrangements

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or when the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to a financial instrument for commitments to extend credit, and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of September 30, 2006 and December 31, 2005 are as follows:

	September-06	December-05
Commitments to extend credit	$73,202,000	$71,362,000
Standby letters of credit	$1,020,000	$1,293,000

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

REGULATORY MATTERS

On July 27, 2006, each of the Banks entered into a written Formal Agreement with the OCC. The Formal Agreements were described in the Form 8-K filed on August 2, 2006 and in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006. Compliance with the requirements of the Formal Agreements has led to a decrease in the Company’s total assets in order to reach specified capital levels. Any future increases in assets will be dependent upon the Banks’ ability to generate the additional capital necessary to support the growth.

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

Market risk is a risk of loss arising from adverse changes in market prices and rates. The Company's market risk is composed primarily of interest rate risk created by its lending and deposit taking activities. The primary purpose of managing interest rate risk is to reduce the effects of interest rate volatility on our financial condition and results of operations. Management addresses this risk through an active asset/liability management process and through management of maturities and repricing of interest-earning assets and interest-bearing liabilities. The Company's market risk and strategies for market risk management are more fully described in its 2005 annual report of Form 10-KSB. There have been no changes in the assumptions used in monitoring interest rate risk as of September 30, 2006. Through September 30, 2006, management has not utilized derivatives as a part of this process.

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

Community Capital Bancshares, Inc.
November 13, 2006	/s/ John H. Monk, Jr.
Date	Date John H. Monk, Jr. Chief Executive Officer

November 13, 2006	/s/ David J. Baranko
Date	David J. Baranko Chief Financial Officer (Duly authorized officer and principal financial / accounting officer)