Form 10-K
period 2006-12-31
COMMUNITY CAPITAL BANCSHARES INC
filed 2007-04-17
CIK 1074369

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For fiscal year ended December 31, 2006

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to _______________

Commission File Number 000-25345

COMMUNITY CAPITAL BANCSHARES, INC.
(Exact Name of Registrant as Specified in its Charter)

Georgia	58-2413468
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2815 Meredyth Drive, Albany, GA	31707
(Address of Principal Executive Offices)	(Zip Code)

(229) 446-2265
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, $1.00 par value listed on The
NASDAQ Stock Market LLC.

Securities registered pursuant to Section 12(g) of the Act:	None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☒

The aggregate market value of the registrant’s outstanding common stock held by nonaffiliates of the registrant as of June 30, 2006, was approximately $26,947,000. There were 3,026,777 shares of the registrant’s common stock outstanding as of April 6, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2006 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on May 21, 2007, are incorporated by reference into Part III.

TABLE OF CONTENTS

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Community Capital Bancshares, Inc. (“Community Capital” or the "Company") may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this annual report on Form 10-K and the exhibits hereto), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors, some of which are beyond the Company's control. The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation; interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations, including laws concerning taxes, banking, securities and insurance; technological changes and acquisitions; managing credit risk; changes in consumer spending and saving habits; the impact of war or terrorism; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. For further information regarding the risk factors applicable to the Company, please see “Risk Factors” on page 17. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Community Capital

Community Capital is a bank holding company headquartered in Albany, Georgia and is registered under the Bank Holding Company Act of 1956, as amended. Community Capital was incorporated under the laws of the State of Georgia on August 19, 1998 and is the sole shareholder of Albany Bank & Trust, N.A. and AB&T National Bank. Community Capital common stock is quoted on the Nasdaq Capital Market® under the symbol “ALBY.”

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

Subsidiary Banking Operations

General

Albany Bank & Trust was chartered as a national bank under the laws of the United States and began business as a full-service commercial bank on April 28, 1999. Albany Bank & Trust operates two full-service banking locations in Albany, Georgia and one full-service banking location in Lee County, Georgia.

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

Albany Bank & Trust and AB&T National Bank (collectively, the “Banks”) offer lending services which include consumer loans to individuals, commercial loans to small- to medium-sized businesses and professional concerns and real estate-related loans. The Banks offer a broad array of competitively priced deposit services including demand deposits, regular savings accounts, money market deposits, certificates of deposit and individual retirement accounts. To complement our lending and deposit services, we also provide cash management services, safe-deposit boxes, travelers’ checks, direct deposit, automatic drafts, and courier services to commercial customers. We offer our services through a variety of delivery systems including our five full-service locations, automated teller machines, telephone banking, and Internet banking.

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

Market Areas and Competition

Albany Bank & Trust is located in Albany, Georgia, and its primary market area is the ten-mile radius surrounding its main office. Albany Bank & Trust draws a majority of its business from its primary market area which includes the majority of Dougherty County and the southern portion of Lee County. Albany Bank & Trust competes for deposits and loan customers with other financial institutions whose resources are equal to or greater than those available to Albany Bank & Trust and Community Capital. According to information provided by the Federal Deposit Insurance Corporation (the “FDIC”) as of June 30, 2006, Dougherty County was served by 12 commercial banks with a total of 30 offices in Dougherty County. As of June 30, 2006, the total deposits within Dougherty County for these institutions were approximately $1.40 billion, of which approximately $191 million was held by Albany Bank & Trust. At December 31, 2006, Albany Bank & Trust’s total deposits were $156 million. We believe our local ownership and management as well as our focus on personalized service help us to compete with these institutions and to attract deposits and loans in our market area.

AB&T National Bank is headquartered in Dothan, Alabama. Its primary market areas are Houston and Lee counties, Alabama.  AB&T National Bank draws a majority of its business from the Houston County market area due to the maturity of its presence in this market. According to information provided by the FDIC as of June 30, 2006, these two market areas were served by 21 commercial banks. As of June 30, 2006, total deposits within these counties were approximately $3.27 billion. At December 31, 2006, AB&T National Bank’s total deposits were $83 million. Like Albany Bank & Trust, AB&T National Bank must compete with the larger institutions by promoting prompt, personalized service to its customers.

Loan Portfolios

Lending Policy. Our subsidiary Banks aggressively seek creditworthy loans within a limited geographic area. The Banks’ primary lending functions include consumer loans to individuals and commercial loans to small- and medium-sized businesses and professional concerns. In addition, they make real estate-related loans, including construction loans for residential and commercial properties, and primary and secondary mortgage loans for the acquisition or improvement of personal residences. The overall policy is to avoid concentrations of loans to a single industry or based on a single type of collateral. The composition of our loan portfolio as of December 31, 2006 was as follows:

Loan Category	Ratio
Real Estate Loans	80%
Commercial Loans	16%
Consumer Loans	4%

Real Estate Loans. The Banks make commercial real estate loans, construction and development loans, and residential real estate loans. These loans include commercial loans where they take a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but exclude home equity loans, which are classified as consumer loans.

•
Commercial Real Estate. Commercial real estate loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, but generally are not fixed for a period exceeding 60 months. The Banks normally charge an origination fee on these loans. We attempt to reduce credit risk on our commercial real estate loans by emphasizing loans on owner-occupied office and retail buildings where the ratio of the loan principal to the value of the collateral as established by independent appraisal does not exceed 85% and net projected cash flow available for debt service equals 120% of the debt service requirement. In addition, from time to time the Banks require personal guarantees from the principal owners of the property supported by a review of the principal owners’ personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower’s management. Community Capital attempts to limit its risk by analyzing borrowers’ cash flow and collateral value on an ongoing basis.

•
Construction and Development Loans. Construction and development loans are made both on a pre-sold and speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of nine months and interest is paid quarterly. The ratio of the loan principal to the value of the collateral as established by independent appraisal generally does not exceed 85%. Speculative loans are based on the borrower’s financial strength and cash flow position. Loan proceeds are disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or appraiser. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

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

Consumer Loans. The Banks make a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit. Consumer loan repayments depend upon the borrower’s financial stability and are more likely to be adversely affected by divorce, job loss, illness and personal hardships. Because many consumer loans are secured by depreciable assets such as boats, cars and trailers, the loans generally are amortized over the useful life of the asset. To minimize the risk that the borrower cannot afford the monthly payments, all fixed monthly obligations generally do not exceed 40% of the borrower’s gross monthly income. The borrower should also be employed for at least 24 months prior to obtaining the loan. The loan officer reviews the borrower’s past credit history, past income level, debt history and, when applicable, cash flow and determines the impact of all these factors on the ability of the borrower to make future payments as agreed.

Investments. In addition to loans, the Banks make other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and other obligations of states and municipalities. As of December 31, 2006, investment securities comprised approximately 12% of the Company’s assets, with net loans comprising approximately 74%. Both subsidiary banks also engage in federal funds transactions with their principal correspondent banks and primarily act as net sellers of funds. The sale of federal funds amounts to a short-term loan from the subsidiary bank to another bank.

Community Capital’s investment policy specifies that the investment portfolio’s primary objective is to assist in the management of the Banks’ asset / liability management. Investment purchases are used to maximize the return on available funds while matching investment maturities with maturities of interest-bearing liabilities. Under the policy, the Banks may invest in U.S. Government, federal agency, municipal and corporate bonds. Rated bonds must be rated “BAA” or higher, and in-state bonds must be “A” or higher. Purchases of non-rated, out-of-state municipal bonds are prohibited. Other bonds may be purchased after an evaluation of the creditworthiness of the issuer. These investment securities are kept in safekeeping accounts at correspondent banks. While the sale of investment securities is permitted to improve quality of yields or to restructure the portfolio, the investment officer is prohibited from maintaining a trading account or speculation in bonds on behalf of the subsidiary banks.

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

Other Banking Services. The Banks’ other banking services include ATM and Visa check cards, direct deposit, travelers’ checks, cash management services, courier service for commercial customers, bank-by-mail, bank-by-telephone, Internet banking, wire transfer of funds, night depositories and safe-deposit boxes.

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

Employees

At December 31, 2006, Community Capital and its subsidiaries employed 72 full-time employees and 12 part-time employees. Community Capital considers its relationship with its employees to be excellent.

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

Additionally, the BHC Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the BHC Act, if adequately capitalized and adequately managed, Community Capital or any other bank holding company located in Georgia or Alabama may purchase a bank located outside Georgia or Alabama. Conversely, an adequately capitalized and adequately managed bank holding company located outside Georgia or Alabama may purchase a bank located inside Georgia or Alabama. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. Currently, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for three years. Alabama law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for five years. These limitations do not apply to the Banks because they have been in existence for the applicable time periods.

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

In addition to the permissible bank holding company activities listed above, the Financial Services Modernization Act of 1999, or the Gramm-Leach-Bliley Act, revised and expanded the provisions of the BHC Act by permitting a bank holding company to qualify and elect to become a financial holding company. Under the regulations implementing the Gramm-Leach-Bliley Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity. The following activities are considered financial in nature:

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

On December 18, 2006, the SEC and the Federal Reserve issued joint proposed rules, which would implement the “broker” exception for banks under Section 3(a)(4) of the Exchange Act of 1934 and would be adopted as part of the Gramm-Leach-Bliley Act. The proposed rules would implement the statutory exceptions that allow a bank, subject to certain conditions, to continue to conduct securities transactions for its customers as part of its trust and fiduciary, custodial and deposit “sweep” functions, and to refer customers to a securities broker-dealer pursuant to a networking arrangement with the broker-dealer.

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

Federal Reserve Resolutions. On November 27, 2006, pursuant to the request of the Federal Reserve Bank of Atlanta, Community Capital’s Board of Directors adopted resolutions (the “Resolutions”) that provide that Community Capital must receive the prior written approval of the Federal Reserve before it incurs additional debt, declares or pays dividends, or purchases or redeems treasury stock. The Resolutions also require quarterly financial information on the parent company and the subsidiary banks and written progress on the financial condition of the organization to be provided to the Federal Reserve.

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

Branching. National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which their main offices are located. Under Georgia law, Albany Bank & Trust may open branch offices throughout Georgia with the prior approval of the OCC. In addition, with prior regulatory approval, Albany Bank & Trust may acquire branches of existing banks located in Georgia. Albany Bank & Trust and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states’ laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

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

Prompt Corrective Action. The FDIC Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking regulators have specified by regulation the relevant capital level for each category.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking regulators. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assesses higher rates on those institutions that pose greater risks to the Deposit Insurance Fund (the “DIF”). The FDIC places each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Within the lower risk category, Risk Category I, rates will vary based on each institution’s CAMELS component ratings, certain financial ratios, and long-term debt issuer ratings.

Capital group assignments are made quarterly and an institution is assigned to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal banking regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 5 to 43 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. Institutions that are well capitalized will be charged a rate between 5 and 7 cents per $100 of deposits.

In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980’s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.22 cents per $100 of deposits for the first quarter of 2007.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal banking regulators shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Banks. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Allowance for Loan and Lease Losses. The Allowance for Loan and Lease Losses (the “ALLL”) represents one of the most significant estimates in the Banks’ financial statements and regulatory reports. Because of its significance, each of the Banks has developed a system by which it develops, maintains and documents a comprehensive, systematic and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses. The Interagency Policy Statement on the Allowance for Loan and Lease Losses, issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the bank’s stated policies and procedures, management’s best judgment and relevant supervisory guidance. Consistent with supervisory guidance, each of the Banks maintains a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. Our estimate of credit losses reflects consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date.

Commercial Real Estate Lending. The Banks’ lending operations may be subject to enhanced scrutiny by federal banking regulators based on the concentration of commercial real estate loans. On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations. CRE loans generally include land development, construction loans and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

•	total reported loans for construction, land development and other land represent 100% or more of the institutions total capital, or

•
total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.

As of December 31, 2006, the Banks were performing additional reviews to monitor commercial real estate loans. Additionally, management is working to reduce the ratio of such loans to total outstanding loans.

Formal Agreements with the OCC. On July 27, 2006, each of the Banks entered into a written agreement with the OCC (the “OCC Agreements”). In order to comply with the OCC Agreements, the Banks have established committees to evaluate their compliance with the terms of the Agreements and have maintained higher capital levels. The Banks have reviewed the CEO, President, Senior Loan Officer and other management positions for the Banks to ensure that they have appropriate management in place to comply with all applicable laws and to manage the day-to-day operations of the Banks. The Banks have also improved their records and management information systems and information technology systems, have reduced their credit risk, and have reviewed and enhanced their lending policies and systems with regard to credit and collateral documentation, loan review and related records, and loan portfolio management. This has been accomplished in part by revision and re-approval of the Banks’ policies, enhanced reporting to and supervision by the Board of Directors, improved information security policies and procedures, and enhanced business continuity plans. In order to comply with its OCC Agreement, Albany Bank & Trust also has reviewed and enhanced its internal controls and its conflict of interest policy and overdraft policy, and has improved its insider transaction records.  The OCC Agreements include additional commitments regarding strategic planning, allowances for loan and lease losses, interest rate risk, liquidity, internal audit, each Bank’s investments, and each Bank’s transactions with its affiliates, including Community Capital.

Prior to entering into the OCC Agreements, the Banks had already taken significant steps to address many of the above issues, and management of each of the Banks is committed to ensuring that all of the requirements of the OCC Agreements are met. Each of the Banks commissioned a third party management study, added executives and staff, increased the ratio of Tier 1 capital to risk-weighted assets and adjusted total assets, and improved each Bank’s liquidity position.

Other Regulations. Interest and other charges collected or contracted for by the Banks are subject to state usury laws and federal laws concerning interest rates. The Banks’ loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

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

•
Soldiers’ and Sailors’ Civil Relief Act of 1940, as amended by the Servicemembers’ Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of persons currently on active duty with the United States military;

•
Talent Amendment in the 2007 Defense Authorization Act, establishing a 36% annual percentage rate ceiling, which includes a variety of charges including late fees, for consumer loans to military service members and their dependents; and

•	rules and regulations of the various federal banking regulators charged with the responsibility of implementing these federal laws.

The deposit operations of the Banks are subject to federal laws applicable to depository accounts, such as the:

•	Truth-In-Savings Act, requiring certain disclosures for consumer deposit accounts;

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	rules and regulations of the various federal banking regulators charged with the responsibility of implementing these federal laws.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stockholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2006 our ratio of total capital to risk-weighted assets was 14.88% and our ratio of Tier 1 Capital to risk-weighted assets was 13.61%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2006, our leverage ratio was 9.37%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

Payment of Dividends

Community Capital is a legal entity separate and distinct from the Banks. The principal sources of Community Capital’s cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Banks pay to their sole shareholder, Community Capital. Statutory and regulatory limitations apply to the Banks’ payment of dividends to Community Capital as well as to Community Capital’s payment of dividends to its shareholders.

The Banks are required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by their respective boards of directors in any year will exceed (1) the total of the bank’s net profits for that year, plus (2) its retained net profits of the preceding two years, less any required transfers to surplus. The payment of dividends by Community Capital and the Banks may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. At December 31, 2006, the Banks could not pay cash dividends without prior regulatory approval as provided under the OCC Agreements and the Federal Reserve Resolutions.

If, in the opinion of the federal banking regulator, either of the Banks was engaged in or about to engage in unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that the bank stop or refrain from engaging in any practice it considers unsafe or unsound. The federal banking regulators have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDIC Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal banking regulators have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See “—Prompt Corrective Action” above.

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

Anti-Terrorism and Money Laundering Legislation

The Banks are subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), as it amended the Bank Secrecy Act and the rules and regulations of the Office of Foreign Assets Control (the “OFAC”). These statutes and related rules and regulations impose requirements and limitations on specific financial transactions and account relationships, intended to guard against money laundering and terrorism financing. Community Capital and its subsidiaries established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise have implemented policies and procedures and policies to comply with the foregoing rules.

Federal Deposit Insurance Reform

On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (FDIRA).

Among other things, FDIRA changes the Federal deposit insurance system by:

•	raising the coverage level for qualifying retirement accounts to $250,000, subject to future indexing;

•
authorizing the FDIC and the National Credit Union Administration to index deposit insurance coverage for inflation, for standard accounts and qualifying retirement accounts, every five years beginning April 1, 2007;

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

Financial Services Regulatory Relief Act

President Bush signed the Financial Services Regulatory Relief Act of 2006 (“Regulatory Relief Act”) into law on October 13, 2006. The Regulatory Relief Act repeals certain reporting requirements regarding loans to bank executive officers and principal shareholders. These changes eliminated the statutory requirements for (1) executive officers to report to the Board of Directors when the executive officer becomes indebted to another institution in an aggregate amount that is greater than the officer could borrow from his or her own institution; (2) the Banks to report all credits made to executive officers since the previous report of condition; and (3) executive officers and principal shareholders to report to the Board of Directors when the executive officer or principal shareholder becomes indebted to a correspondent bank.

The Regulatory Relief Act increased the size of a bank eligible for 18-month (rather than annual) examinations from $250 million to $500 million. The Regulatory Relief Act amends the privacy rules of Gramm-Leach-Bliley to clarify that CPA’s are not required to notify their customers of privacy and disclosure policies as long as they are subject to state law restraints on disclosure of non-public personal information without customer approval. Finally, the Regulatory Relief Act requires that the federal banking regulators develop model privacy notice forms and provides that banks adopting the model forms will be afforded a regulatory safe harbor under the disclosure requirements of Gramm-Leach-Bliley.

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

Effect of Governmental Monetary Policies

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

ITEM 1A. RISK FACTORS

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

Our profitability depends substantially upon our net interest income. Net interest income is the difference between the interest earned on assets, such as loans and investment securities, and the interest paid for liabilities, such as savings and time deposits and certificates of deposit. Market interest rates for loans, investments and deposits are highly sensitive to many factors beyond our control. Recently, interest rate spreads have generally narrowed due to changing market conditions, policies of various government and regulatory authorities and competitive pricing pressures, and we cannot predict whether these rate spreads will narrow even further. This narrowing of interest rate spreads could adversely affect our financial condition and results of operations. In addition, we cannot predict whether interest rates will continue to remain at present levels. Changes in interest rates may cause significant changes, up or down, in our net interest income. Depending on our portfolio of loans and investments, our results of operations may be adversely affected by changes in interest rates.

We are operating under a Formal Agreement with the OCC which has caused us to limit our growth plans.

On July 27, 2006, each of the Banks entered into a written Formal Agreement with the OCC. Compliance with the requirements of the OCC Agreements requires us to increase the ratio of Tier 1 capital to risk-weighted assets and adjusted total assets and has led to a decrease in the Company’s total assets in order to reach specified capital levels. Any future increases in assets will be dependent upon the Banks’ ability to generate the additional capital necessary to support the growth. As a result, we have had to re-evaluate and limit our growth strategy for the foreseeable future.

We have adopted Resolutions, as requested by the Federal Reserve Bank of Atlanta, that require us to receive regulatory approval before paying dividends.

On November 27, 2006, pursuant to the request of the Federal Reserve Bank of Atlanta, our Board of Directors adopted Resolutions that provide that we must receive the prior written approval of the Federal Reserve before we declare or pay dividends. We must also receive prior written approval before incurring additional debt or purchasing or redeeming treasury stock.

Additional growth may require us to raise additional capital in the future, but that capital may not be available when it is needed, which could adversely affect our financial condition and results of operations.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We may at some point need to raise additional capital to support our continued growth or to meet our increased capital requirements under the OCC Agreements, as discussed above.

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

If we fail to manage our past growth effectively, our financial condition and results of operations could be negatively affected.

We experienced significant growth in 2005 and in the first and second quarters of 2006. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies that have experienced this type of growth. Failure to manage our past growth effectively could have a material adverse effect on our business, financial condition, results of operations, or future prospects, and could adversely affect our ability to successfully implement our business strategy.

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

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2006, approximately 80% of our total loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

A significant portion of our loans are located outside of our primary market areas where our ability to oversee such loans directly is limited.

Because approximately 30% of our loans are located outside of the Albany, Georgia and Houston and Lee Counties, Alabama market areas, our senior management’s ability to oversee these loans directly is limited. We may also be unable to properly understand local market conditions or promptly react to local market pressures. Any failure on our part to properly supervise these out-of-market loans could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no written comments from the Commission staff regarding our periodic or current reports under the Act which remain unresolved.

ITEM 2. DESCRIPTION OF PROPERTIES

Community Capital’s executive offices and Albany Bank & Trust’s main office is located at 2815 Meredyth Drive, Albany, Dougherty County, Georgia. Albany Bank & Trust owns this property, which includes a two-story, Colonial-style building consisting of approximately 10,700 square feet, four drive-up widows, a night depository and one automated teller machine. Community Capital also owns the property at 152 East Bay Street in Charleston, South Carolina, which housed the Company’s loan production office. The loan production office ceased operations in December 2006, and this property will be acquired by Atlantic Bank & Trust in the second quarter of 2007 pursuant to the Separation Proposal entered into by Community Capital, Albany Bank & Trust and Atlantic Bank Holdings, Inc.

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

AB&T National Bank is headquartered at 1479 W. Main Street, Dothan, Alabama. AB&T National Bank owns this property, which includes a one-story brick building consisting of approximately 6,000 square feet, three drive-up windows, one automated teller machine and a night depository. AB&T National Bank also operates a branch office, under the name of First National Bank of Lee County, in a one story banking facility located at 1943 E. Glenn Avenue, Auburn, Alabama. This property is owned and consists of approximately 5,000 square feet, three drive up lanes, night depository and an automated teller machine.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The response to this Item, including the performance graph, is partially included in Community Capital’s Annual Report to Shareholders (the “Annual Report”) under the heading “Corporate Information” and is incorporated herein by reference.

Community Capital issued no unregistered securities during the fiscal year ended December 31, 2006. Additionally, Community Capital did not purchase any shares of its common stock during the fourth quarter of 2006.

ITEM 6.  SELECTED FINANCIAL DATA

The response to this Item is included in the Annual Report under the heading “Selected Financial Information and Statistical Data” and is incorporated herein by reference.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The response to this Item is included in the Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLSOURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises principally from interest rate risk inherent in our lending, deposit, and borrowing activities. Although we manage certain other risks, such as credit quality and liquidity risk, in the normal course of business we consider interest rate risk to be our most significant market risk and the risk that could potentially have the largest material effect on our financial condition and results of operations. We do not maintain a trading portfolio or deal in international instruments, and therefore, other types of market risks, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities.

Quantitative information about the Company’s market risk at December 31, 2006 illustrates the percentage change in net interest income assuming an immediate change in rates as indicated:

Interest Rate Risk: Income Sensitivity Summary

Market Rate Change (Immediate)	Effect on Net Interest Income
+200 bps	1.83%
+100 bps	1.10%
- 100 bps	-.67%
-200 bps	-2.88%

The Company has adopted an asset/liability management program to monitor the Company’s interest rate sensitivity and to ensure that the Company is competitive in the loan and deposit markets. Management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation. The Company has not entered into any derivative financial instruments such as futures, forwards, swaps or options. Additionally, the information under the heading “Asset/Liability Management” in our Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are included in Community Capital’s Annual Report to Shareholders, and are incorporated herein by reference.

▪	Report of Independent Registered Public Accounting Firm

▪	Consolidated balance sheets as of December 31, 2006 and 2005

▪	Consolidated statements of income for the years ended December 31, 2006, 2005 and 2004

▪	Consolidated statements of comprehensive income for the years ended December 31, 2006, 2005 and 2004

▪	Consolidated statements of stockholders’ equity for the years ended December 31, 2006, 2005 and 2004

▪	Consolidated statements of cash flows for the years ended December 31, 2006, 2005 and 2004

▪	Notes to consolidated financial statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The responses to this Item are included in Community Capital’s Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2007 (the “Proxy Statement”), under the following headings, and are incorporated herein by reference.

“Proposal One: Election of Directors;”

“Executive Officers;”

“Section 16(a) Beneficial Ownership Reporting Compliance.”

The Company has a Code of Ethics that applies to the Company’s principal executive, financial and accounting officers. The Code of Business Conduct and Ethics is posted on the Company’s web site at www.comcapbancshares.com. The Company will provide a copy of the Code of Ethics free of charge to any shareholder upon written request to the Company.

There have been no material changes to the procedures by which shareholders may recommend nominees to Community Capital’s board of directors.

ITEM 11. EXECUTIVE COMPENSATION

The responses to this Item are included in the Proxy Statement under the headings “Proposal One: Election of Directors - Meetings and Committees of the Board” and “Compensation,” and are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The response to this Item is partially included in the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners” and is incorporated herein by reference.

Changes in Control

The Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Equity Compensation Plans

The table below sets forth information regarding shares of Community Capital common stock authorized for issuance under the following Community Capital equity compensation plans and agreements:

•	Community Capital Bancshares, Inc. 1998 Stock Incentive Plan

•	Community Capital Bancshares, Inc. 2000 Outside Directors’ Stock Option Plan

•	Community Capital Bancshares, Inc. Non-qualified Stock Option Agreement with Charles M. Jones, III

•	Community Capital Bancshares, Inc. 2006 Employee Stock Purchase Plan

•	Community Capital Bancshares, Inc. Non-qualified Stock option agreements with David Baranko, David Guillebeau, Paul Joiner, Rosa Ramsey, and LaDonna Urick.

The Stock Incentive Plan was approved by shareholders on March 11, 1999. The Employee Stock Purchase Plan was approved by shareholders on May 15, 2006. None of the other equity compensation plans or agreements listed above has been approved by Community Capital’s shareholders. Each of those plans or agreements is described below.

	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under the equity compensation plans (excluding shares subject to outstanding options)

Equity compensation plans approved by security holders	151,653	$9.91	72,608

Equity compensation plans not approved by security holders	257,137	$7.68	7,364

Total	408,790	$8.51	79,972

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

Non-qualified Stock Option Agreement with Charles M. Jones, III. On November 15, 1999, Mr. Jones was granted an option to purchase 21,428 shares of Community Capital’s common stock at an exercise price of $7.35 per share, as adjusted to reflect Community Capital’s ten-for-seven stock split effective in January 2001. This option vested in 20% equal increments over five years beginning on the first anniversary of the grant date and is now fully vested. The option will expire on the tenth anniversary of the grant date or, if earlier, 90 days after Mr. Jones ceases to be a director of Community Capital or any affiliate.

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

Warrant Agreements with Each of Community Capital’s Directors. On March 11, 1999, Community Capital issued its directors warrants to purchase an aggregate of 302,420 shares of Community Capital’s common stock, of which 182,780 were outstanding at December 31, 2006. The warrants are exercisable at $7.00 per share, as adjusted to reflect Community Capital’s 10-for-7 stock split effective in January 2001. The warrants become and are currently fully exercisable in 20% annual increments beginning on the first anniversary of the issuance date. Exercisable warrants will remain exercisable for the ten-year period following the date of issuance or for 90 days after the warrant holder ceases to be a director of Community Capital, whichever is shorter. The exercise price of each warrant is subject to adjustment for stock splits, recapitalizations or other similar events. Additionally, if the Bank’s capital falls below the minimum level, as determined by the OCC, Community Capital may be directed to require the directors to exercise or forfeit their warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The responses to this Item are included in the Proxy Statement under the heading “Relationships and Related Transactions” and are incorporated herein by reference.

Director Independence

Each of Bennett D. Cotten, Jr., Glenn A. Dowling, Mary Helen Dykes, Van Cise Knowles, C. Richard Langley, William F. McAfee, Mark M. Shoemaker, Jane Anne Sullivan, John P. Ventulett, Jr., Lawrence B. Willson and James D. Woods are “independent” for the purposes of The Nasdaq Stock Market listing standards. The information regarding the independence of committee members is incorporated herein by reference to the section captioned “Proposal One: Election of Directors - Meetings and Committees of the Board” in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is incorporated herein by reference to the section captioned “Independent Public Accountants” in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The list of all financial statements is included at Item 8.

(a)(2) The financial statement schedules are either included in the financial statements or are not applicable.

(a)(3) Exhibits are either filed or attached as part of this Annual Report on Form 10-K or incorporated herein by reference.

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

10.19*	Separation Agreement and General Release dated March 30, 2006, among Albany Bank & Trust, N.A., Community Capital Bancshares, Inc. and Robert E. Lee.

10.20*	Community Capital Bancshares, Inc. 2006 Employee Stock Purchase Plan (Incorporated by reference to Community Capital’s Form 10-KSB (000-25345) filed April 14, 2006.)

10.21
Separation Proposal dated June 1, 2006 between Community Capital Bancshares, Inc. and Atlantic Holdings, Inc. and its proposed federal savings bank, Atlantic Bank & Trust (in organization). (Incorporated by reference to Community Capital’s Current Report on Form 8-K (File no. 000-25345), filed June 8, 2006.)

10.22
Agreement by and between Albany Bank and Trust, N.A., Albany, Georgia and The Comptroller of the Currency dated July 27, 2006. (Incorporated by reference to Community Capital’s Quarterly Report on Form 10-Q (File no. 000-25345) filed August 14, 2006.)

10.23
Agreement by and between AB&T National Bank, Dothan, Alabama and The Comptroller of the Currency dated July 27, 2006. (Incorporated by reference to Community Capital’s Quarterly Report on Form 10-Q (File no. 000-25345) filed August 14, 2006.)

10.24*
Employment Agreement by and among Albany Bank & Trust, N.A., Community Capital Bancshares, Inc. and John H. Monk, Jr., dated August 28, 2006. (Incorporated by reference to Community Capital’s Current Report on Form 8-K (File no. 000-25445) filed August 31, 2006.)

10.25*
Employment Agreement by and among AB&T National Bank, Community Capital Bancshares, Inc. and Keith G. Beckham, dated September 21, 2006. (Incorporated by reference to Community Capital’s Current Report on Form 8-K (File no. 000-25445) filed September 29, 2006.)

13.1
Community Capital Bancshares, Inc. 2006 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, Community Capital’s 2007 Annual Report to Shareholders is not deemed to be filed as part of this Report.

21.1	Subsidiaries of Community Capital Bancshares, Inc.

23.1	Consent of Mauldin & Jenkins, LLC

24.1	Power of Attorney (appears on the signature pages to this Annual Report on 10-K).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY CAPITAL BANCSHARES, INC.

By:	/s/ John H. Monk, Jr.
John H. Monk, Jr.
Principal Executive Officer

Date:	April 16, 2007

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints John H. Monk, Jr. and David J. Baranko, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Keith G. Beckham	Director	April 16, 2007
Keith G. Beckham

/s/ Bennett D. Cotten, Jr.	Director	April 16, 2007
Bennett D. Cotten, Jr.

/s/ Glenn A. Dowling	Director	April 16, 2007
Glenn A. Dowling

/s/ Mary Helen Dykes	Director	April 16, 2007
Mary Helen Dykes

/s/ Charles M. Jones, III	Chairman of the Board	April 16, 2007
Charles M. Jones, III

/s/ Van Cise Knowles	Director	April 16, 2007
Van Cise Knowles

/s/ C. Richard Langley	Director	April 16, 2007
C. Richard Langley

/s/ William F. McAfee	Director	April 16, 2007
William F. McAfee

/s/ John H. Monk, Jr.	President and Chief Executive Officer, Director	April 16, 2007
John H. Monk, Jr.

/s/ Mark M. Shoemaker	Director	April 16, 2007
Mark M. Shoemaker

/s/ Jane Anne D. Sullivan	Director	April 16, 2007
Jane Anne D. Sullivan

/s/ John P. Ventulett, Jr.	Director	April 16, 2007
John P. Ventulett, Jr.

/s/ Lawrence B. Willson	Director	April 16, 2007
Lawrence B. Willson

/s/ James D. Woods	Director	April 16, 2007
James D. Woods

/s/ David J. Baranko	Chief Financial Officer (Principal Financial and	April 16,2007
David J. Baranko	Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Articles of Incorporation. (Incorporated herein by reference to exhibit of same number in Community Capital’s Registration Statement on Form SB-2, Registration No. 333-68307, filed December 3, 1998.)

3.2	Bylaws. (Incorporated herein by reference to exhibit of same number in Community Capital’s Registration Statement on Form SB-2, Registration No. 333-68307, filed December 3, 1998.)

4.1	Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

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

10.19*	Separation Agreement and General Release dated March 30, 2006, among Albany Bank & Trust, N.A., Community Capital Bancshares, Inc. and Robert E. Lee.

10.20*	Community Capital Bancshares, Inc. 2006 Employee Stock Purchase Plan (Incorporated by reference to Community Capital’s Form 10-KSB (000-25345) filed April 14, 2006.)

10.21
Separation Proposal dated June 1, 2006 between Community Capital Bancshares, Inc. and Atlantic Holdings, Inc. and its proposed federal savings bank, Atlantic Bank & Trust (in organization). (Incorporated by reference to Community Capital’s Current Report on Form 8-K (File no. 000-25345), filed June 8, 2006.)

10.22
Agreement by and between Albany Bank and Trust, N.A., Albany, Georgia and The Comptroller of the Currency dated July 27, 2006. (Incorporated by reference to Community Capital’s Quarterly Report on Form 10-Q (File no. 000-25345) filed August 14, 2006.)

10.23
Agreement by and between AB&T National Bank, Dothan, Alabama and The Comptroller of the Currency dated July 27, 2006. (Incorporated by reference to Community Capital’s Quarterly Report on Form 10-Q (File no. 000-25345) filed August 14, 2006.)

10.24*
Employment Agreement by and among Albany Bank & Trust, N.A., Community Capital Bancshares, Inc. and John H. Monk, Jr., dated August 28, 2006. (Incorporated by reference to Community Capital’s Current Report on Form 8-K (File no. 000-25445) filed August 31, 2006.)

10.25*
Employment Agreement by and among AB&T National Bank, Community Capital Bancshares, Inc. and Keith G. Beckham, dated September 21, 2006. (Incorporated by reference to Community Capital’s Current Report on Form 8-K (File no. 000-25445) filed September 29, 2006.)

13.1
Community Capital Bancshares, Inc. 2006 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, Community Capital’s 2007 Annual Report to Shareholders is not deemed to be filed as part of this Report.

21.1	Subsidiaries of Community Capital Bancshares, Inc.

23.1	Consent of Mauldin & Jenkins, LLC

24.1	Power of Attorney (appears on the signature pages to this Annual Report on 10-K).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Compensatory plan or arrangement.