Form 10-K/A
period 2006-12-31
COMMUNITY CAPITAL BANCSHARES INC
filed 2007-05-15
CIK 1074369

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment on Form 10-K/A constitutes Amendment No. 1 to the registrant's Annual Report on Form 10-K for the period ended December 31, 2006, which was filed with the SEC on April 17, 2007. The purpose of this Amendment No. 1 is to include an amended 5% beneficial owner table under Item 12. There are no other changes made by this Amendment No. 1.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The table that follows lists, as of the record date, the number of shares common stock beneficially owned by all non-director shareholders who beneficially own more then 5% of the outstanding common stock. The information shown below is based upon information furnished to Community Capital by the named persons.

Information relating to beneficial ownership of Community Capital is based upon “beneficial ownership” concepts described in the rules issued under the Securities Exchange Act of 1934, as amended. Under these rules a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power,” which includes the power to dispose or to direct the disposition of the security. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any security as to which that person has the right to acquire beneficial ownership within sixty (60) days from the record date. Unless otherwise indicated in the “Nature of Beneficial Ownership” column, each person is the record owner of and has sole voting and investment power with respect to his or her shares.

Name and Address	Number of Shares	Number of Shares Subject to Options/Warrants Exercisable within 60 days	Aggregate Number of Shares	Percent of Class	Nature of Beneficial Ownership

5% Beneficial Owners:

Endicott Opportunity Partners, L.P. 623 Fifth Avenue, Suite 3104, New York, NY 10022	214,100	0	214,100	7.1
W.R.D. Endicott, LLC, Wayne K. Goldstein and Robert I. Usdan may each be deemed to beneficially own 214,100 shares as a result of their voting and dispositive power over the 214,100 shares held by Endicott Opportunity Partners, L.P.

Hot Creek Capital, LLC 6900 South McCarran Boulevard, Suite 3040 Reno, NV 89509	296,900	0	296,900	9.8

Phillip J. Timyan 4324 Central Avenue Western Springs, IL 60558	177,462	0	177,462	5.9
Consists of 6,183 shares held directly, 136,279 shares held by Riggs Qualified Partners, LLC, of which Mr. Timyan is the managing member, and 35,000 shares held by RAM L, L.P., over which Mr. Timyan possesses dispositive power.

_________________________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY CAPITAL BANCSHARES, INC.

By:	/s/ John H. Monk, Jr.
John H. Monk, Jr.
Principal Executive Officer

Date: May 15, 2007