Form 10-Q
period 2007-03-31
COMMUNITY CAPITAL BANCSHARES INC
filed 2007-05-15
CIK 1074369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

(229) 446-2265
(Registrant’s telephone number, including area code)

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
Yes    ☐   No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 7, 2007: 3,023,633 shares

Community Capital Bancshares, Inc.
and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	March 31, 2007 (unaudited)	December 31, 2006
Assets
Cash and due from banks	$11,239	$7,408
Federal funds sold	4,858	6,400
Securities available for sale, at fair value	37,128	36,524
Restricted equity securities, at cost	2,674	2,434
Loans	212,187	225,630
Less allowance for loan losses	5,624	5,507
Loans, net	206,563	220,123
Premises and equipment	6,687	6,758
Premises and equipment held for sale	3,022	3,022
Goodwill	2,334	2,334
Core deposit premium	230	240
Other assets	12,190	11,693
Total Assets	$286,925	$296,936

Liabilities and Shareholders’ Equity
Deposits
Non-interest bearing	$23,132	$19,480
Interest bearing	203,731	218,073
Total deposits	226,863	237,553
Other borrowings	27,000	27,000
Guaranteed preferred beneficial interests in junior subordinated debentures	4,124	4,124
Other liabilities	1,608	1,467
Total Liabilities	259,595	270,144

Shareholders’ equity
Preferred stock, par value not stated; 2,000,000 shares authorized;
no shares issued	$—	$—
Common stock, $1.00 par value, 10,000,000 shares authorized;
3,078,612 and 3,074,210 shares issued	3,079	3,074
Capital surplus	23,105	23,032
Retained earnings	2,003	1,654
Accumulated other comprehensive loss	(470)	(568)
Less cost of treasury stock, 51,838 and 53,475 shares as of March 31, 2007 and December 31, 2006 respectively	(387)	(400)
Total Shareholders’ Equity	27,330	26,792
Total Liabilities and Shareholders’ Equity	$286,925	$296,936

Community Capital Bancshares, Inc.
and Subsidiaries
Consolidated Statements of Income (unaudited)
For the three months ended March 31, 2007 and 2006
(Dollars in thousands, except earnings per share)

	Three months ended
	March 31, 2007	March 31, 2006
Interest Income
Loans	$4,737	$4,830
Investment securities	435	469
Deposits in banks	2	—
Federal funds sold	73	184
Total interest income	5,247	5,483
Interest expense
Deposits	2,345	2,119
Other borrowed money	376	538
Total interest expense	2,721	2,657
Net interest income	2,526	2,826
Provision for loan losses	241	479
Net interest income after provision for loan losses	2,285	2,347
Other income
Service charges on deposit accounts	233	312
Financial service fees	61	56
Mortgage origination fees	33	198
Gain on sale of foreclosed properties	1	—
Increase in cash surrender value of bank owned life insurance policies	63	60
Other operating income	59	27
Total other income	450	653
Other expenses
Salaries and employee benefits	1,111	1,427
Equipment and occupancy expense	278	317
Marketing expense	37	39
Data processing expense	164	162
Administrative expenses	201	411
Legal and professional	84	109
Directors fees	84	66
Amortization of intangible assets	9	11
Stationery and supply expense	35	62
Other operating expenses	129	164
Total other expense	2,132	2,768
Income before income taxes	603	232
Income tax expense	192	73
Net Income	$411	$159
Basic earnings per share	$.14	$.05
Diluted earnings per share	$.13	$.05
Weighted average common shares outstanding	3,022,548	2,914,972
Weighted average diluted common shares outstanding	3,103,903	3,013,704
Dividends Declared per share	.02	.02

Community Capital Bancshares, Inc.
and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)
Three months ended March 31, 2007 and 2006
(Dollars in thousands)

	2007	2006

Net Income	$411	$159
Other comprehensive Income (loss)
Net unrealized holding gains (losses) arising during the period, net of tax expense (benefit) of $54,000 in 2007 and $(34,000) in 2006.	98	(67)
Comprehensive income	$509	$92

Community Capital Bancshares, Inc.
and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
Three Months ended March 31, 2007 and 2006
(Dollars in thousands)

	2007	2006
Cash Flows from operating activities:
Net income	$411	$159
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	108	118
Amortization of core deposit premiums	9	11
Provision for loan losses	241	479
Provision for deferred taxes	4	(23)
(Increase) decrease in interest receivable	292	(227)
Other operating activities	(678)	53
Net cash provided by operating activities	387	570

Cash Flows from Investing Activities:
Purchase of property and equipment	(39)	(443)
Net decrease in federal funds sold	1,542	2,025
Net (increase) decrease in loans	13,320	(22,587)
Proceeds from maturities of securities available for sale	769	782
Purchase of securities available for sale	(1,463)	(580)
Net cash provided by (used in) investing activities	14,129	(20,803)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(10,690)	28,080
Net decrease in other borrowings	—	(8,000)
Dividends paid	(61)	(60)
Proceeds from exercise of stock warrants and options	47	14
Net treasury stock transactions	19	—
Net cash provided by (used in) financing activities	(10,685)	20,034
Net increase (decrease) in cash	3,831	(199)
Cash and due from banks at beginning of period	7,408	6,931
Cash and due from banks at end of period	$11,239	$6,732

Supplemental Disclosure
Cash paid for interest	$2,749	2,356
Income taxes	169	200
Non-Cash Transaction
Unrealized losses on securities available for sale	$152	$101

Community Capital Bancshares, Inc.
and Subsidiaries
Notes to Financial Statements

Note 1.	Organization and Summary of Significant Accounting Policies

Nature of Business

Community Capital Bancshares, Inc. (the “Company”) is a multi-bank holding company whose principal activity is the ownership and management of its wholly-owned bank subsidiaries, Albany Bank and Trust, N.A., and AB & T National Bank, collectively referred to as “the Banks.” Albany Bank and Trust’s main office is located in Albany, Dougherty County, Georgia, with two full service branches in Albany and one full service branch in Leesburg, Georgia. AB&T National Bank’s main office is located in Dothan, Houston County, Alabama and has a full service branch located in Auburn, Alabama. The Banks provide a full range of banking services to individual and corporate customers in their primary market areas.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions and balances have been eliminated in consolidation.

In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, goodwill, intangible assets, deferred tax assets and contingent assets and liabilities. The determination of the adequacy of the allowance for loan losses is based on estimates that are susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans and the valuation of foreclosed real estate, management obtains independent appraisals for significant collateral. Intangible assets, primarily goodwill and core deposit premiums, are evaluated annually for impairment.

The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the periods ended March 31, 2007 and 2006 are not necessarily indicative of the results of a full year’s operations, and should be read in conjunction with the Company’s annual report for the year ended December 31, 2006 as filed on Form 10-K.

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

Stock Compensation Plans

At March 31, 2007, the Company had two fixed stock option plans under which it had granted options to its employees and directors to purchase common stock at the fair market price on the date of the grant. Both plans provide for “incentive stock options” and “non-qualified stock options”. The incentive stock options are intended to qualify under Section 442 of the Internal Revenue Code for favorable tax treatment.

On March 11, 1999, the Company’s shareholders approved the 1998 Stock Incentive Plan under which options to purchase 303,574 shares of its common stock may be granted to directors, officers and employees. Both incentive stock options and nonqualified stock options may be granted under the plan. At March 31, 2007, there were 100,242 shares available under the plan.

On April 24, 2000, the Board of Directors adopted the 2000 Outside Directors Stock Option Plan under which nonqualified stock options to purchase up to 21,429 shares of the Company’s common stock may be granted to directors who are not employees of the Company or any of its affiliates and to the Chairman of the Board of Directors, regardless of whether he is an employee of the Company. The plan provides for an annual grant of a nonqualified stock option to purchase 142 shares of the Company’s common stock to each existing non-employee director and a nonqualified stock option to purchase 285 shares of the Company’s common stock to the Chairman of the Board of Directors as of the date of each annual shareholders’ meeting. Options granted pursuant to this plan are generally nontransferable except by will or the laws of descent and distribution unless otherwise permitted by the Board of Directors. These options are fully vested and exercisable immediately, subject to any restriction imposed by the primary federal regulator of the Company. The exercise price of these options must be equal to the fair market value of the common stock on the date the option is granted. The term of the options may not exceed ten years from the date of grant. At March 31, 2007 there were 7,364 shares available for issuance under this plan.

The Company has issued non-qualified stock options to its Chairman and members of senior management in previous years totaling 71,428 shares. Additionally 302,420 warrants were issued to founding directors of the Company. These options and warrants are described in more detail in the Annual Report for the year ended December 31, 2006.

Prior to January 1, 2006, the Company accounted for its stock option plans under the recognition and measurement provision of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB No. 123,Accounting for Stock-Based Compensation. Effective January 1, 2006, the Company adopted FASB No. 123R, Share-Based Payment, utilizing the “modified prospective” method as described in FASB No. 123R. In the “modified prospective” method, compensation cost is recognized for all stock- based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with FASB No. 123R, prior period amounts were not restated. FASB No. 123R also requires the tax benefits associated with these stock-based payments to be classified as financing activities in the Consolidated Statement of Cash Flows, rather than as operating cash flows as required under previous regulations. As of March 31, 2007 there was $220,000 in unrecognized compensation expense which will be recognized over 3.3 years.

Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements. The standard provides guidance for using fair value to measure assets and liabilities. It defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. This interpretation addresses the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. It prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken in a tax return. It requires that only benefits from tax positions that are more-likely-than-not of being sustained upon examination should be recognized in the financial statements. These benefits would be recorded at amounts considered to be the maximum amounts more-likely-than-not of being sustained. At the time these positions become more-likely-than-not to be disallowed, their recognition would be reversed. This interpretation is effective for fiscal years beginning after December 15, 2006 and is not expected to have a material impact on the Company’s financial condition or results of operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to assist in an understanding of the Company’s financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of this Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company’s Form 10-K for the year ended December 31, 2006.

Financial Condition

As of March 31, 2007 the Company’s total assets were $286,925,000 representing a decrease of $10,011,000 or 3.37% from December 31, 2006. Earning assets consist of federal funds sold, investment securities and loans. These assets provide the majority of the Company’s earnings. The mix of earning assets is a reflection of management’s philosophy regarding earnings versus risk.

Federal funds sold represent an overnight investment of funds and can be converted immediately to cash. At March 31, 2007, the Company had $4,858,000 in federal funds sold. At December 31, 2006, the Company had federal funds sold of $6,400,000.

Investment securities consist of U.S. Government and Agency securities and municipal bonds. These investments are used to provide fixed maturities and as collateral for advances and large public fund deposits. From December 31, 2006 to March 31, 2007, investment securities increased by $844,000. All securities are classified as available for sale, and are carried at current market values.

The loan portfolio is the largest earning asset and is the primary source of earnings for the Company. At March 31, 2007 net loans were $206,563,000. The loan portfolio decreased $13,561,000 or 6.16% over the year-end amount. The decline in outstanding loans during the current period is due to the payoff of out of area loans which have not yet been replaced. At March 31, 2007, the allowance for loan losses was $5,624,000 or 2.65% of total loans. Management believes this is an adequate but not excessive amount based upon the composition of the current loan portfolio and current economic conditions. The relationship of the allowance to total loans will vary over time based upon management’s evaluation of the loan portfolio. Management evaluates the adequacy of the allowance on a monthly basis and adjusts it accordingly by a monthly charge to earnings using the provision for loan losses. During the first quarter of 2007, the provision for potential loan losses was $241,000 as compared to the 2006 amount of $479,000. The reserve was based upon management’s estimate to provide for potential loan losses inherent in the current outstanding loan portfolio.

Non-earning assets consist of premises and equipment, and other assets. Premises and equipment decreased during the year as a result depreciation expense during the first quarter. Other assets consist primarily of bank owned life insurance, other real estate owned, and accrued interest receivable. Bank owned life insurance and other real estate owned increased $57,000 and $379,000 respectively, over the year-end amount. Accrued interest receivable decreased $292,000 over the previous year-end amount as a result of a smaller loan portfolio upon which to accrue interest.

The Company funds its assets primarily through deposits from customers. Additionally, it borrows funds from other sources to provide longer term fixed rate funding for its assets. The Company must pay interest on the majority of these funds and attempts to price these funds competitively in the market place but at a level that it can safely re-invest the funds profitably. At March 31, 2007, total deposits were $226,863,000 as compared to the year-end amount of $237,553,000. This is a decrease of $10,690,000 or 4.50%. The decreased deposits occurred as a result of reduced funding needs for loans during the quarter.

Interest bearing deposits are comprised of the following categories:

	March 31, 2007	December 31, 2006
Interest bearing demand and savings	$61,363,000	$61,242,000
Certificates of deposit in denominations of $100,000 or greater	85,464,000	96,977,000
Other Certificates of deposit	56,904,000	59,854,000
Total	$203,731,000	$218,073,000

Other borrowings consist of Federal Home Loan Bank advances and are secured by investment securities and loans of Albany Bank & Trust. There was no activity in other borrowings during the quarter.

Capital Adequacy

The following table presents the Company’s regulatory capital position as of March 31, 2007.

Tier 1 Capital to risk weighted assets Ratio, actual	14.41%
Tier 1 Capital minimum requirement	4.00%
Tier 2 Capital to risk weighted assets Ratio, actual	15.67%
Tier 2 Capital minimum requirement	8.00%
Tier 1 Leverage Ratio	10.86%
Tier 1 Leverage Ratio minimum requirement	4.00%

The Company’s ratios are well above the required regulatory minimums under capital adequacy guidelines and provide a sufficient basis to support future growth of the Company. The Banks remain above the required regulatory capital minimums and the Company has the ability to support the Banks’ capital levels should the need arise.

Results of operations

Net income for the three months ended March 31, 2007 was $411,000 as compared to net income of $159,000 for the same period in 2006.

Total interest income decreased $237,000 for the three months ended March 31, 2007 or 4.32% compared to the same period in the previous year. This was the result of decreased interest income on loans, primarily due to the smaller loan portfolio in the current year.

Interest expense for the three months ended March 31, 2007 was $2,721,000, which is an increase of $64,000 or 2.41% over the same period in the previous year. This increase is indicative of the generally higher level of interest rates as compared to 2006, although deposit volumes are lower than the prior year.

Net interest income after the provision for loan losses was $2,285,000 for the three months ended March 31, 2007 as compared to the 2006 amount of $2,347,000. This is a decrease of $62,000 or 2.64%. Net interest income before the provision for loan losses decreased $300,000 due to lower volumes of earning assets and higher cost of funds. This decline was offset by the lower provision for loan losses. The provision for loan losses was $238,000 less than the previous year.

Other noninterest income decreased $203,000 to $450,000 for the three months ended March 31, 2007 as compared to the same period in 2006. Service charges on deposit accounts decreased $79,000 to $233,000 due to a decrease in the number of demand deposit accounts as compared to the previous year and the decreased insufficient funds activity of the customer base. Additionally, mortgage origination fees also decreased $165,000 to $33,000 when compared to the same period in 2006. This decrease is the result of the separation of the mortgage origination office in Charleston, South Carolina from the Company in November, 2006.

Non-interest expense decreased $636,000, or 22.98% to $2,132,000, for the three months ended March 31, 2007 as compared to the same period in 2006. Salaries and employee benefits decreased $316,000 to $1,111,000 as compared to the 2006 amount of $1,427,000. This decrease was primarily due to the salary expense saved by the Company with respect to the employees of the Charleston mortgage production office. Administrative expenses decreased $210,000 to $201,000 or 51.22% as compared to the same period last year. The major area of decrease was consulting fees for profitability enhancement studies paid during the first quarter of 2006 that were not incurred at the same level in 2007.

Diluted earnings per share for the three months ended March 31, 2007 were $0.13 and increased $0.08, or 160%, as compared to the first quarter of the previous year.

Off-Balance Sheet Arrangements

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or when the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to a financial instrument for commitments to extend credit, and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of March 31, 2007 and December 31, 2006 are as follows:

	March - 07	December-06
Commitments to extend credit	$41,945,000	$57,958,000
Standby letters of credit	$1,020,000	$1,020,000

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

REGULATORY MATTERS

On July 27, 2006, the Banks entered into the Agreements with the OCC. The Agreements were described in the Form 8-K filed on August 2, 2006. In order to comply with the Agreements, the Company has decreased its total assets in order to reach specified capital levels. Future growth in assets will be dependent upon the Banks having adequate capital to fund the growth.

Forward-Looking Statements

This document contains statements that constitute “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended. The words “believe”, “estimate”, “expect”, “intend”, “anticipate” and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates that they were made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Users are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that the actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. For a discussion of the factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the “Risk Factors” section of our report on Form 10-K for the year ended December 31, 2006. Users are cautioned not to place undue reliance on these forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is a risk of loss arising from adverse changes in market prices and rates. The Company’s market risk is composed primarily of interest rate risk created by its lending and deposit taking activities. The primary purpose of managing interest rate risk is to reduce the effects of interest rate volatility on our financial condition and results of operations. Management addresses this risk through an active asset/liability management process and through management of maturities and repricing of interest-earning assets and interest-bearing liabilities. The Company’s market risk and strategies for market risk management are more fully described in its 2006 annual report on Form 10-K. There have been no changes in the assumptions used in monitoring interest rate risk as of March 31, 2007. Through March 31, 2007, management has not utilized derivatives as a part of this process.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

ITEM 1.	Legal Proceedings

None

ITEM 1A.	Risk Factors

You should carefully consider the risk factors discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Community Capital Bancshares, Inc.

May 11, 2007	/s/ John H. Monk, Jr.
Date	John H. Monk, Jr.
Chief Executive Officer

May 11, 2007	/s/ David J. Baranko
Date	David J. Baranko
Chief Financial Officer (Duly authorized officer and principal financial / accounting officer)