Form 10-Q
period 2007-06-30
COMMUNITY CAPITAL BANCSHARES INC
filed 2007-08-14
CIK 1074369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT 1934 For the transition period from _______ to _______

Commission File Number: 000-25345

Community Capital Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Georgia	58-2413468
(State or other jurisdiction of	(IRS Employer
Incorporation or organization)	Identification No.)

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

Yes ☒    No☐

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

Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 8, 2007: 3,057,279 shares

Community Capital Bancshares, Inc.
and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	June 30, 2007 (unaudited)	December 31, 2006
Assets
Cash and due from banks	$5,202	$7,408
Federal funds sold	25,507	6,400
Securities available for sale	40,813	36,524
Restricted equity securities	2,590	2,434

Loans	176,392	225,630
Less allowance for loan losses	5,821	5,507
Loans, net	170,571	220,123

Premises and equipment	6,673	6,758
Premises and equipment held for sale	-	3,022
Goodwill	2,334	2,334
Core deposit premium	222	240
Other assets	12,592	11,693
Total Assets	$266,504	$296,936

Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$19,055	$19,480
Interest bearing	187,565	218,073
Total deposits	206,620	237,553
Other borrowings	27,000	27,000
Guaranteed preferred beneficial interests in junior subordinated debentures	4,124	4,124
Other liabilities	1,491	1,467
Total Liabilities	239,235	270,144

Shareholders' equity
Preferred stock, par value not stated; 2,000,000 shares authorized;
no shares issued	$-	$-
Common stock, $1.00 par value, 10,000,000 shares authorized;
3,104,040 and 3,074,210 shares issued	3,104	3,074
Capital surplus	23,311	23,032
Retained earnings	2,013	1,654
Accumulated other comprehensive loss	(790)	(568)
Less cost of treasury stock, 49,371 and 53,475 shares as of June 30, 2007 and December 31, 2006 respectively	(369)	(400)
Total shareholders' equity	27,269	26,792
Total Liabilities and Shareholders' Equity	$266,504	$296,936

Community Capital Bancshares, Inc.
and Subsidiaries
Consolidated Statements of Income (unaudited)
For the three and six months ended June 30, 2007 and 2006
(Dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Interest income
Loans	4,163	5,423	8,900	10,253
Investment securities	449	469	884	938
Deposits in banks	3	10	4	11
Federal funds sold	110	-	183	183
Total interest income	4,725	5,902	9,971	11,385
Interest expense
Deposits	2,126	2,511	4,471	4,721
Other borrowed money	385	413	761	861
Total interest expense	2,511	2,924	5,232	5,582
Net interest income	2,214	2,978	4,739	5,803
Provision for loan losses	443	334	684	812
Net interest income after provision for loan losses	1,771	2,644	4,055	4,991
Other income
Service charges on deposit accounts	233	343	466	655
Financial service fees	59	50	120	106
Mortgage origination fees	36	233	69	430
Loss on sale of foreclosed properties	(65)	(30)	(64)	(29)
Gain (loss) on sale of fixed assets	221	1	221	(23)
Increase in cash surrender value of bank owned life insurance policies	67	62	130	122
Other operating income	51	95	111	145
Total other income	602	754	1,053	1,406
Other expenses
Salaries and employee benefits	1,263	1,291	2,374	2,718
Equipment and occupancy expense	305	318	583	635
Marketing expense	53	53	90	91
Data processing expense	148	179	312	341
Administrative expenses	194	192	395	603
Legal and professional	117	149	200	258
Directors fees	72	62	156	128
Amortization of intangible assets	9	11	18	21
Stationery and supply expense	33	52	68	114
Other operating expenses	109	193	238	358
Total other expense	2,303	2,500	4,434	5,267
Income before income taxes	70	898	674	1,130
Income tax expense	(1)	286	191	359
Net Income	71	612	483	771
Basic earnings per share	$0.02	$0.21	$0.16	$0.26
Diluted earnings per share	$0.02	$0.20	$0.16	$0.26
Weighted average common shares outstanding	3,071,883	2,929,516	3,030,244	2,922,284
Weighted average diluted common shares outstanding	3,133,957	3,006,290	3,099,647	3,010,042
Dividends declared per share	$.02	$.02	$.04	$.04

Community Capital Bancshares, Inc.
and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)
Three and six months ended June 30, 2007 and 2006
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Net Income	$71	$612	$483	$771
Other comprehensive income (loss)
Net unrealized holding losses arising during the period.	(485)	(518)	(336)	(620)
Tax benefit on unrealized holding losses	165	176	114	211
Comprehensive income (loss)	$(249)	$270	$261	$362

Community Capital Bancshares, Inc.
and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
Six Months ended June 30, 2007 and 2006
(Dollars in thousands)

	2007	2006
Cash Flows from operating activities:
Net income	$483	$771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	223	236
Amortization of core deposit premium	18	21
Provision for loan losses	684	812
Provision for deferred taxes	(143)	(73)
Stock option expense	58	56
(Increase) decrease in interest receivable	567	(237)
Gain on sale of fixed assets	(221)	- -
Loss on sale of other real estate owned	64	29
Other operating activities	(1,899)	1,044
Net cash provided by operating activities	(166)	2,659
Cash Flows from Investing Activities:
Purchase of property and equipment	(147)	(1,420)
Proceeds from sale of fixed assets	3,251	- -
Net (increase) decrease in federal funds sold	(19,107)	5,693
Net (increase) decrease in loans	48,868	(38,163)
Proceeds from maturities of securities available for sale	589	1,273
Proceeds from sale of other real estate owned	616	260
Proceeds from sale of securities	1,000	- -
Purchase of securities available for sale	(6,370)	(2,113)
Net cash provided by (used) in investing activities	28,700	(34,470)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(30,933)	40,291
Dividends paid to shareholders	(123)	(121)
Proceeds from exercise of stock options	272	539
Net decrease in other borrowings	- -	(8,000)
Treasury stock transactions, net	44	- -
Net cash provided by(used) in financing activities	(30,740)	32,709
Net increase (decrease) in cash	(2,206)	898
Cash and due from banks at beginning of period	7,408	6,931
Cash and due from banks at end of period	5,202	7,829
Supplemental Disclosure
Cash paid for interest	$5,403	$5,254
Income taxes	$328	$200
Non-Cash Transaction
Other real estate acquired in settlement of loans	1,460	775
Unrealized losses on securities available for sale	$336	$620

Community Capital Bancshares, Inc.
and Subsidiaries
Notes to Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

Nature of Business

Community Capital Bancshares, Inc. (the “Company”) is a multi-bank holding company whose principal activity is the ownership and management of its wholly-owned bank subsidiaries, Albany Bank and Trust, N.A, and AB & T National Bank, N. A., collectively referred to as “the Banks.” Albany Bank and Trust’s main office is located in Albany, Dougherty County, Georgia, with one additional full service branch in Albany and one full service branch in Leesburg, Georgia. AB&T National Bank’s main office is located in Dothan, Houston County, Alabama and has a full service branch located in Auburn, Alabama. The Banks provide a full range of banking services to individual and corporate customers in their primary market areas.

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

The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the periods ended June 30, 2007 and 2006 are not necessarily indicative of the results of a full year’s operations, and should be read in conjunction with the Company’s annual report for the year ended December 31, 2006 as filed on Form 10-K.

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

Stock Compensation Plans

At June 30, 2007, the Company had two fixed stock option plans under which it had granted options to its employees and directors to purchase common stock at the fair market price on the date of the grant. Both plans provide for “incentive stock options” and “non-qualified stock options”. The incentive stock options are intended to qualify under Section 442 of the Internal Revenue Code for favorable tax treatment.

On March 11, 1999, the Company’s shareholders approved the 1998 Stock Incentive Plan under which options to purchase 303,574 shares of its common stock may be granted to directors, officers and employees. Both incentive stock options and nonqualified stock options may be granted under the plan. At June 30, 2007, there were 103,647 shares available under the plan.

On April 24, 2000, the Board of Directors adopted the 2000 Outside Directors Stock Option Plan under which nonqualified stock options to purchase up to 21,429 shares of the Company’s common stock may be granted to directors who are not employees of the Company or any of its affiliates and to the Chairman of the Board of Directors, regardless of whether he is an employee of the Company. The plan provides for an annual grant of a nonqualified stock option to purchase 142 shares of the Company’s common stock to each existing non-employee director and a nonqualified stock option to purchase 285 shares of the Company’s common stock to the Chairman of the Board of Directors as of the date of each annual shareholders’ meeting. Options granted pursuant to this plan are generally nontransferable except by will or the laws of descent and distribution unless otherwise permitted by the Board of Directors. These options are fully vested and exercisable immediately, subject to any restriction imposed by the primary federal regulator of the Company. The exercise price of these options must be equal to the fair market value of the common stock on the date the option is granted. The term of the options may not exceed ten years from the date of grant. At June 30, 2007 there were 4,381 shares available for issuance under this plan.

The Company has issued non-qualified stock options to its Chairman and members of senior management in previous years totaling 71,428 shares. Additionally 302,420 warrants were issued to founding directors of the Company. These options and warrants are described in more detail in the Annual Report on Form 10-K for the year ended December 31, 2006.

As of June 30, 2007 there was $214,000 in unrecognized compensation expense which will be recognized over 2.5 years.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to assist in an understanding of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and related notes appearing in Item 1 of this Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-K for the year ended December 31, 2006.

Financial Condition

As of June 30, 2007 the Company’s total assets were $266,504,000 representing a decrease of $30,432,000, or 10.25%, from December 31, 2006. Earning assets consist of federal funds sold, investment securities and loans. These assets provide the majority of the Company’s earnings.

Federal funds sold represent an overnight investment of funds and can be converted immediately to cash. At June 30, 2007, the Company had $25,507,000 in federal funds sold. At December 31, 2006, the Company had federal funds sold of $6,400,000. The $19,107,000 increase in federal funds sold during the first two quarters was a result of the payoff of loans in the Company’s former loan production office in Charleston, South Carolina. Loans originated by the former Charleston office decreased $28,103,000 during the first six months of 2007 and have not yet been replaced by other loans. The majority of these payoffs occurred during the second quarter of 2007.

Investment securities consist of U.S. Government and Agency securities and municipal bonds. These investments are used to provide fixed maturities and as collateral for advances and large public fund deposits. From December 31, 2006 to June 30, 2007, investment securities increased by $4,289,000. This increase was due to the increased liquidity available from the loan reductions late in the second quarter of 2007. All securities are classified as available for sale, and are carried at current market values.

The loan portfolio is the largest earning asset and is the primary source of earnings for the Company. At June 30, 2007 net loans were $170,571,000. The loan portfolio decreased $49,552,000 or 22.51% since December 31, 2006. This decrease is primarily the result of repayments from the loans originated in the Charleston market. At June 30, 2007, the allowance for loan losses was $5,821,000 or 3.30% of total loans. Management believes this is an adequate but not excessive amount based upon the composition of the current loan portfolio and current economic conditions. The relationship of the allowance to total loans will vary over time based upon management’s evaluation of the loan portfolio. Management evaluates the adequacy of the allowance on a quarterly basis and adjusts it accordingly by a periodic charge to earnings using the provision for loan losses. During the first two quarters of 2007, the provision for potential loan losses was $684,000 as compared to the 2006 amount of $812,000. The reserve was based upon management’s estimate to provide for potential loan losses in the current portfolio and to replenish the reserve for $370,000 of net charge offs during the first two quarters. During its regular review of loans during the quarter, management identified a single large construction loan on which funds were advanced disproportionably to its estimated completion. Based upon this review and the potential loss on this loan, an additional $300,000 was required to be added to the allowance for loan losses.

Non-earning assets consist of premises and equipment, and other assets. Premises and equipment decreased during the year as a result of the Company’s separation from the Charleston office and depreciation expense during the first two quarters. Other assets consist primarily of bank-owned life insurance, other real estate owned, and accrued interest receivable. Bank-owned life insurance and other real estate owned increased $118,000 and $780,000 respectively over the year end amount. Accrued interest receivable decreased $567,000 over the previous year end amount as a result of a smaller loan portfolio upon which to accrue interest.

The Company funds its assets primarily through deposits from customers. Additionally, it borrows funds from other sources to provide longer term fixed rate funding for its assets. The Company must pay interest on the majority of these funds and attempts to price these funds competitively in the market place but at a level at which it can safely re-invest the funds profitably. At June 30, 2007, total deposits were $206,620,000 as compared to the year-end amount of $237,553,000. This is a decrease of $30,933,000 or 13.02%. The decreased deposits were primarily a result of maturing wholesale certificates of deposit of $19,261,000 and maturing brokered deposits of $9,938,000 during the first two quarters of 2007.

Interest bearing deposits are comprised of the following categories:

	June 30, 2007	December 31, 2006
Interest bearing demand and savings	$58,597,000	$61,242,000
Certificates of deposit in denominations of $100,000 or greater	72,581,000	96,977,000
Other certificates of deposit	56,385,000	59,854,000
Total	$187,563,000	$218,073,000

Other borrowings consist of Federal Home Loan Bank advances and are secured by investment securities and loans of Albany Bank & Trust. There was no activity in other borrowings during the quarter.

Capital Adequacy

The following table presents the Company’s regulatory capital position as of June 30, 2007.

Tier 1 Capital to risk weighted assets Ratio, actual	16.81%
Tier 1 Capital minimum requirement	4.00%

Tier 2 Capital to risk weighted assets Ratio, actual	18.09%
Tier 2 Capital minimum requirement	8.00%

Tier 1 Leverage Ratio	11.00%
Tier 1 Leverage Ratio minimum requirement	4.00%

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

Results of operations

For the quarter end compared to prior year quarter end

Net income for the three months ended June 30, 2007 was $71,000 as compared to $612,000 for the same period in 2006.

Total interest income decreased $1,178,000 or 19.6% for the three months ended June 30 2007 compared to the same period in the previous year. This was the result of decreased interest income on loans, due primarily to the smaller loan portfolio in the current year.

Interest expense for the three months ended June 30, 2007 was $2,511,000, which is a decrease of $413,000 or 14.12% over the same period in the previous year. This decrease is primarily indicative of the smaller deposit base in the current year.

Net interest income after the provision for loan losses was $1,771,000 for the three months ended June 30, 2007 as compared to the 2006 amount of $2,644,000. This is a decrease of $873,000, or 33.02%. This decrease is the combined result of the decreased level of earning assets and interest bearing liabilities.

Other noninterest income decreased $152,000 to $602,000 for the three months ended June 30, 2007 as compared to the same period in 2006. Service charges on deposit accounts decreased $110,000, or 32.07%, due to the smaller number of deposit accounts. Mortgage origination fees decreased $197,000 to $36,000 when compared to the same period in 2006. This decrease is the result of the separation from the Charleston loan production office.

Non-interest expense decreased $197,000 to $2,303,000 for the three months ended June 30, 2007 as compared to the same period in 2006. This is a decrease of 7.88%. The largest area of decrease was in the other operating expense category. Other operating expense amounted to $109,000 for the three months ended June 30, 2007 as compared to the 2006 amount of $193,000. This decrease of $84,000 or 43.52% was primarily the result of expenses no longer incurred due to the separation from the Charleston loan production office, which included travel, airplane costs and meals and entertainment expense.

Legal and professional fees decreased $32,000, or 21.48%, for the three months ended June 30, 2007 from the same period in 2006. These fees were higher during the second quarter of 2006 due to the legal fees incurred in connection with the response to the Agreements between each of the Banks and the OCC (collectively, the “OCC Agreements”) and the Company’s separation from the Charleston loan production office.

Diluted earnings per share for the three months ended June 30, 2007 were $0.02 and decreased $0.18 or 90.00% as compared to the second quarter of the previous year.

For the year to date comparison to prior year

Net income for the six months ended June 30, 2007 was $482,000 as compared to $771,000 for the same period in 2006.

Total interest income decreased $1,414,000 for the six months ended June 30 2007 or 12.42% from the same period in the previous year. This was the result of decreased interest income on loans, which decreased $1,353,000 over the same period in the previous year. The decrease in interest income was primarily the result of the smaller loan portfolio in the current year.

Interest expense for the six months ended June 30, 2007 was $5,232,000, which is a decrease of $350,000 over the same period in the previous year. This decrease is indicative of the smaller deposit base in the current year.

Net interest income after the provision for loan losses was $4,055,000 for the six months ended June 30, 2007 as compared to the 2006 amount of $4,991,000. This is a decrease of $936,000 or 18.75%. This decrease is the combined result of the decreased level of earning assets, offset by the decrease in cost of funds during the current year. The largest area of loan runoff during the past year has been loans originated by the Charleston loan production office which has decreased by over $28,000,000 since December 31, 2006. In addition, the other branches of Albany Bank and Trust reduced loans by over $15,000,000 and AB&T National Bank, reduced loans by nearly $6,000,000 compared to the prior year end amount in order to comply with the requirements of the OCC Agreements.

Other noninterest income decreased $353,000 to $1,053,000 for the six months ended June 30, 2007 as compared to the same period in 2006. Service charges on deposit accounts decreased $189,000, or 28.85%, due to the smaller number of deposit accounts. Mortgage origination fees decreased $361,000 to $69,000 during the year due to the separation from the Charleston loan production office. These decreases were offset by the gain on sale of fixed assets of $221,000 in conjunction with the sale in June 2007 of the building that housed the Charleston loan production office.

Non-interest expense decreased $833,000 to $4,434,000 for the six months ended June 30, 2007 as compared to the same period in 2006. This is a decrease of 15.82%. The largest dollar decrease was in the salary and employee benefits category. Salaries and benefits amounted to $2,374,000 for the six months ended June 30, 2007 as compared to the 2006 amount of $2,718,000. This decrease of $344,000, or 12.66%, was due primarily to the separation from the Charleston loan production office.

Administrative expenses decreased $208,000 or 34.49% for the six months ended June 30, 2007 from the same period in 2006. The decrease is a result of reduced consultant fees of $302,000 as compared to the prior year amount. The 2006 expenditure was paid for in conjunction with a study to improve non-interest income. This decrease is offset by an increase in OCC exam fees of $44,000 as compared to the prior year amount.

Diluted earnings per share for the six months ended June 30, 2007 were $0.16 and decreased $0.10, or 38.46%, as compared to the first six months of the previous year.

Off-Balance Sheet Arrangements

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or when the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to a financial instrument for commitments to extend credit, and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of June 30, 2007 and December 31, 2006 are as follows:

	June-07	Dec-06
Commitments to extend credit	$44,178,000	$57,958,000
Standby letters of credit	$1,020,000	$1,020,000

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

REGULATORY MATTERS

On July 27, 2006, each of the Banks entered into the Agreements with the OCC. The Agreements were described in the Form 8-K filed on August 2, 2006. In order to comply with the Agreements, the Company has decreased its total assets in order to reach specified capital levels. Future growth in assets will be dependent upon the Banks having adequate capital to fund the growth.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is a risk of loss arising from adverse changes in market prices and rates. The Company's market risk is composed primarily of interest rate risk created by its lending and deposit taking activities. The primary purpose of managing interest rate risk is to reduce the effects of interest rate volatility on our financial condition and results of operations. As interest rates change, the interest income and expense associated with the Company’s interest sensitive assets and liabilities also change, thereby impacting net interest income, the primary component of the Company’s earnings. Management addresses this risk through an active asset/liability management process and through management of maturities and repricing of interest-earning assets and interest-bearing liabilities. The Company's market risk and strategies for market risk management are more fully described in Annual report of Form 10-K for the year ended December 31, 2006. There have been no changes in the assumptions used in monitoring interest rate risk as of June 30, 2007. Through June 30, 2007, management has not utilized derivatives as a part of this process.

The Company’s income simulation analysis projected net interest income based on both an immediate rise and fall in interest rates of 100 and 200 basis points (i.e. 2.00%) over a twelve-month period. Given this scenario, the Company had, as of June 30, 2007, a benefit to rising rates and an exposure from falling rates. The forecasted results of the model are within the limits specified by the Company’s asset/liability management program. The following table reflects the Company’s sensitivity to changes in interest rates as of June 30, 2007, showing the percentage change in net interest income given the change in interest rates.

Interest Rate Risk: Income Sensitivity Summary

Market Rate Change	Effect on Net Interest Income
(Immediate)
+200 bps	.82%
+100 bps	.57%
-100 bps	-1.82%
-200 bps	-3.87%

As market conditions vary from those assumed in the sensitivity analysis, actual results will differ. Also, the sensitivity analysis does not reflect actions that the Company might take in responding to or anticipating changes in interest rates.

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
On May 21, 2007, the Company held its annual meeting of shareholders at which the following director nominees were elected to a three-year term expiring in 2010 by the votes indicated:

Directors	Votes For	Votes Withheld
C. Richard Langley	2,340,847	547,178
Jane Anne D. Sullivan	2,385,551	502,474
James D. Woods	2,320,462	502,474
Bennett D. Cotton, Jr.	2,320,462	502,474
John P. Ventulett, Jr.	2,320,462	502,474

The following directors whose three year terms expire in 2008 continued on the Board: Glenn A. Dowling, Mary Helen Dykes, Mark M. Shoemaker, and Lawrence B. Willson. The following directors whose three year terms expire in 2009, continued on the Board: Keith G. Beckham, Charles M. Jones, III, Van Cise Knowles, William F. McAfee, and John H. Monk, Jr.

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

Community Capital Bancshares, Inc.

August 14, 2007	/s/ John H. Monk, Jr.
Date	John H. Monk, Jr.
Chief Executive Officer

August 14, 2007	/s/ David J. Baranko
Date	David J. Baranko
Chief Financial Officer (Duly authorized officer and principal financial / accounting officer)