Form 10-Q
period 2007-09-30
COMMUNITY CAPITAL BANCSHARES INC
filed 2007-11-14
CIK 1074369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large Accelerated Filer ____	Accelerated Filer ____	Non-Accelerated Filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___	No X

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 8, 2007: 3,060,341 shares

Community Capital Bancshares, Inc.
and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	September 30, 2007 (unaudited)		December 31, 2006
Assets
Cash and due from banks		$7,489		$7,408
Federal funds sold		19,364		6,400
Securities available for sale		50,981		36,524
Restricted equity securities		2,561		2,434

Loans		151,809		225,630
Less allowance for loan losses		5,381		5,507
Loans, net		146,428		220,123

Premises and equipment		6,657		6,758
Premises and equipment held for sale		-		3,022
Goodwill		2,334		2,334
Core deposit premium		212		240
Other assets		12,814		11,693
Total Assets		$248,840		$296,936

Liabilities and Shareholders' Equity
Deposits
Non-interest bearing		$20,521		$19,480
Interest bearing		170,040		218,073
Total deposits		190,561		237,553
Other borrowings		25,000		27,000
Guaranteed preferred beneficial interests in junior subordinated debentures		4,124		4,124
Other liabilities		1,961		1,467
Total Liabilities		221,646		270,144

Shareholders' equity
Preferred stock, par value not stated; 2,000,000 shares authorized;
no shares issued	$	- -	$	- -
Common stock, $1.00 par value, 10,000,000 shares authorized;
3,104,040 and 3,074,210 shares issued		3,104		3,074
Capital surplus		23,334		23,032
Retained earnings		1,503		1,654
Accumulated other comprehensive loss		(400)		(568)
Less cost of treasury stock, 46,761 and 53,475 shares as of September 30, 2007 and December 31, 2006 respectively		(347)		(400)
Total shareholders' equity		27,194		26,792
Total Liabilities and Shareholders' Equity		$248,840		$296,936

Community Capital Bancshares, Inc.
 and Subsidiaries
Consolidated Statements of Operations (unaudited)
For the three and nine months ended September 30, 2007 and 2006
(Dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September	September	September	September
	30, 2007	30, 2006	30, 2007	30, 2006
Interest Income
Loans	3,360	5,556	12,260	15,810
Investment securities	553	473	1,436	1,410
Deposits in banks	25	6	29	17
Federal funds sold	234	21	417	205
Total interest income	4,172	6,056	14,142	17,442
Interest expense
Deposits	2,051	2,681	6,522	7,402
Other borrowed money	318	399	1,079	1,260
Total interest expense	2,369	3,080	7,601	8,662
Net interest income	1,803	2,976	6,541	8,780
Provision for loan losses	660	124	1,344	937
Net interest income after provision for loan losses	1,143	2,852	5,197	7,843
Other income
Service charges on deposit accounts	229	303	695	958
Financial service fees	78	54	198	161
Mortgage origination fees	23	290	92	720
Loss on sale of investment securities		(59)		(59)
Loss on sale of foreclosed properties	(26)	(90)	(90)	(109)
Gain (loss) on sale of fixed assets	(15)	- -	206	- -
Increase in cash surrender value of company owned insurance policies	68	63	199	185
Other operating income	49	192	159	304
Total other income	406	753	1,459	2,160
Other expenses
Salaries and employee benefits	1,199	1,456	3,573	4,175
Equipment and occupancy expense	311	354	894	989
Marketing expense	44	57	134	148
Data processing expense	152	175	464	516
Administrative expenses	233	230	627	833
Legal and professional	107	135	307	394
Directors fees	74	78	231	205
Amortization of intangible assets	9	10	27	32
Stationery and supply expense	31	63	99	177
Other operating expenses	100	192	338	549
Total other expense	2,260	2,750	6,694	8,018
Income (loss) before income taxes	(711)	855	(38)	1,985
Income tax expense (benefit)	(264)	285	(73)	643
Net Income (loss)	(447)	570	35	1,342
Basic earnings (loss) per share	$(0.15)	$0.19	$0.01	$0.46
Diluted earnings (loss) per share	$(0.15)	$0.18	$0.01	$0.44
Weighted average common shares outstanding	3,057,282	2,996,578	3,039,250	2,947,298
Weighted average diluted common shares outstanding	3,057,282	3,074,149	3,039,250	3,030,709
Dividends declared per share	$.02	$.02	$.06	$.06

Community Capital Bancshares, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (unaudited)
Three and nine months ended September 30, 2007 and 2006 (Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Net Income (loss)	$(447)	$570	$35	$1,342
Other comprehensive income:
Net unrealized holding gains arising during the period.	590	786	254	165
Tax expense on unrealized holding gains	(201)	(267)	(86)	(56)
Reclassification adjustment for losses included in net income	- -	59	- -	59
Tax benefit for losses included in net income		(20)		(20)
Total other comprehensive income	389	558	168	148
Comprehensive income (loss)	$(58)	$1,128	$203	$1,490

Community Capital Bancshares, Inc. and Subsidiaries Consolidated Statements of Cash Flows (unaudited) Nine Months ended September 30, 2007 and 2006 (Dollars in thousands)

	2007	2006
Cash Flows from operating activities:
Net income	$35	$1,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	320	349
Amortization of core deposit premium	27	32
Provision for loan losses	1,344	937
Provision for deferred taxes	59	(58)
Stock option expense	76	-
(Increase) decrease in interest receivable	610	(173)
Gain on sale of fixed assets	(206)	- -
Loss on sale of other real estate owned	90	- -
Other operating activities	(2,148)	514
Net cash provided by operating activities	207	2,943

Cash Flows from Investing Activities:
Purchase of property and equipment	(228)	(1,991)
Proceeds from sale of fixed assets	3,236	108
Net (increase) decrease in federal funds sold	(12,964)	1,790
Net (increase) decrease in loans	72,352	(13,720)
Proceeds from maturities of securities available for sale	3,893	1,551
Proceeds from sale of other real estate owned	676	- -
Proceeds from sale of securities	- -	4,234
Purchase of securities available for sale	(18,096)	(2,612)
Purchase of other securities	(128)	- -
Net cash provided by (used in) investing activities	48,741	(10,640)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(46,992)	18,623
Dividends paid to shareholders	(185)	(182)
Proceeds from exercise of stock options	238	692
Net decrease in other borrowings	(2,000)	(6,000)
Treasury stock transactions, net	72	86
Net cash provided by(used in) financing activities	(48,867)	13,219
Net increase in cash	81	5,522
Cash and due from banks at beginning of period	7,408	6,931
Cash and due from banks at end of period	7,489	12,453

Supplemental Disclosure
Cash paid for interest	$7,723	$8,604
Income taxes	$440	$711

Non-Cash Transaction
Other real estate acquired in settlement of loans	$1,561	- -
Unrealized losses on securities available for sale	$254	$165

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

The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented.  All such adjustments are of a normal recurring nature.  The results of operations for the periods ended September 30, 2007 and 2006 are not necessarily indicative of the results of a full year’s operations, and should be read in conjunction with the Company’s annual report for the year ended December 31, 2006 as filed on Form 10-K.

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

Stock Compensation Plans

At September 30, 2007, the Company had two fixed stock option plans under which it had granted options to its employees and directors to purchase common stock at the fair market price on the date of the grant.  Both plans provide for “incentive stock options” and “non-qualified stock options”.  The incentive stock options are intended to qualify under Section 442 of the Internal Revenue Code for favorable tax treatment.

On March 11, 1999, the Company’s shareholders approved the 1998 Stock Incentive Plan under which options to purchase 303,574 shares of its common stock may be granted to directors, officers and employees.  Both incentive stock options and nonqualified stock options may be granted under the plan. At September 30, 2007, there were 103,647 shares available under the plan.

On April 24, 2000, the Board of Directors adopted the 2000 Outside Directors Stock Option Plan under which nonqualified stock options to purchase up to 21,429 shares of the Company’s common stock may be granted to directors who are not employees of the Company or any of its affiliates and to the Chairman of the Board of Directors, regardless of whether he is an employee of the Company.  The plan provides for an annual grant of a nonqualified stock option to purchase 142 shares of the Company’s common stock to each existing non-employee director and a nonqualified stock option to purchase 285 shares of the Company’s common stock to the Chairman of the Board of Directors as of the date of each annual shareholders’ meeting.  Options granted pursuant to this plan are generally nontransferable except by will or the laws of descent and distribution unless otherwise permitted by the Board of Directors.  These options are fully vested and exercisable immediately, subject to any restriction imposed by the primary federal regulator of the Company.  The exercise price of these options must be equal to the fair market value of the common stock on the date the option is granted.  The term of the options may not exceed ten years from the date of grant.  At September 30, 2007 there were 4,381 shares available for issuance under this plan.

The Company has issued non-qualified stock options to its Chairman and members of senior management in previous years totaling 71,428 shares.  Additionally 302,420 warrants were issued to founding directors of the Company.  These options and warrants are described in more detail in the Annual Report on Form 10-K for the year ended December 31, 2006.

As of September 30, 2007 there was $214,000 in unrecognized compensation expense which will be recognized over 2.5 years.

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

Financial Condition

As of September 30, 2007 the Company’s total assets were $248,840,000 representing a decrease of $48,096,000, or 16.20%, from December 31, 2006.  Earning assets consist of federal funds sold, investment securities and loans. These assets provide the majority of the Company’s earnings.

Federal funds sold represent an overnight investment of funds and can be converted immediately to cash.  At September 30, 2007, the Company had $19,364,000 in federal funds sold.  At December 31, 2006, the Company had federal funds sold of $6,400,000.  The $12,964,000 increase in federal funds sold during the first three quarters was a result of the payoff of loans in the Company’s former loan production office in Charleston, South Carolina.  Loans originated by the former Charleston office decreased $32,067,000 during the first nine months of 2007 and have not yet been replaced by other loans.  The majority of these payoffs occurred during the second quarter of 2007.

Investment securities consist of U.S. Government and Agency securities and municipal bonds.  These investments are used to utilize excess liquidity, provide fixed maturities and as collateral for advances and large public fund deposits.  From December 31, 2006 to September 30, 2007, investment securities increased by $14,457,000.  This increase was due to the increased liquidity available from the loan reductions late in the second quarter of 2007.  All securities are classified as available for sale, and are carried at current market values.

The loan portfolio is the largest earning asset and is the primary source of earnings for the Company.  At September 30, 2007 net loans were $146,428,000. The loan portfolio decreased $73,695,000 or 33.48% since December 31, 2006.  This decrease is primarily the result of repayments from the loans originated in the Charleston market.  At September 30, 2007, the allowance for loan losses was $5,381,000 or 3.54% of total loans.  Management believes this is an adequate but not excessive amount based upon the composition of the current loan portfolio in terms of past due and non-performing loans as well as current economic conditions in it markets.  The relationship of the allowance to total loans will vary over time based upon management’s evaluation of the loan portfolio.  Management evaluates the adequacy of the allowance on a quarterly basis and adjusts it accordingly by a periodic charge to earnings using the provision for loan losses.  During the first three quarters of 2007, the provision for potential loan losses was $1,344,000 as compared to the 2006 amount of $937,000.  The reserve was based upon management’s estimate to provide for potential loan losses in the current portfolio and to replenish the reserve for $1,470,000 of net charge offs during the first three quarters.  During the third quarter of 2007, the Company had net charge offs of $1,095,000.  Due to these charge offs, an additional provision of $660,000 was necessary to replenish the allowance to the level deemed adequate by management.

Non-earning assets consist of premises and equipment, and other assets.  Premises and equipment decreased during the year as a result of the Company’s separation from the Charleston office and depreciation expense during the first three quarters.  Other assets consist primarily of bank-owned life insurance, other real estate owned, and accrued interest receivable.  Bank–owned life insurance and other real estate owned increased $181,000 and $1,250,000 respectively over the year end amount.  Accrued interest receivable decreased $610,000 over the previous year end amount as a result of a smaller loan portfolio upon which to accrue interest.

The Company funds its assets primarily through deposits from customers.  Additionally, it borrows funds from other sources to provide longer term fixed rate funding for its assets.   The Company must pay interest on the majority of these funds and attempts to price these funds competitively in the market place but at a level at which it can safely re-invest the funds profitably. At September 30, 2007, total deposits were $190,561,000 as compared to the year-end amount of $237,553,000.  This is a decrease of $46,992,000 or 19.78%.  The decreased deposits were primarily a result of maturing wholesale certificates of deposit of $28,534,000 and maturing brokered deposits of $13,948,000 during the first three quarters of 2007 which were not replaced.

Interest bearing deposits are comprised of the following categories:

	September 30, 2007	December 31, 2006
Interest bearing demand and savings	$55,351,000	$61,242,000
Certificates of deposit in denominations of $100,000 or greater	62,130,000	96,977,000
Other certificates of deposit	52,559,000	59,854,000
Total	$170,040,000	$218,073,000

Other borrowings consist of Federal Home Loan Bank advances and are secured by investment securities and loans of Albany Bank & Trust.  During the third quarter, a $7,000,000 advance matured and $5,000,000 in new borrowings occurred.

Capital Adequacy

The following table presents the Company’s regulatory capital position as of September 30, 2007.

Tier 1 Capital to risk weighted assets
Ratio, actual	18.51%
Tier 1 Capital minimum requirement	4.00%

Tier 2 Capital to risk weighted assets
Ratio, actual	19.79%
Tier 2 Capital minimum requirement	8.00%

Tier 1 Leverage Ratio	11.49%
Tier 1 Leverage Ratio minimum requirement	4.00%

The Company’s ratios are well above the required regulatory minimums under capital adequacy guidelines and provide a sufficient basis to support future growth of the Company. The Banks remain above the required regulatory capital minimums, as well as the levels set by the Formal Agreements with the OCC.  The Company has the ability to support the Banks’ capital levels should the need arise.

Results of Operations

For the quarter end compared to prior year quarter end

Net loss for the three months ended September 30, 2007 was ($447,000) as compared to net income of $570,000 for the same period in 2006.

Total interest income decreased $1,884,000 or 31.1% for the three months ended September 30, 2007 compared to the same period in the previous year.  This was the result of decreased interest income on loans, due primarily to the smaller loan portfolio in the current year.

Interest expense for the three months ended September 30, 2007 was $2,369,000, which is a decrease of $711,000 or 23.08% over the same period in the previous year. This decrease is primarily due to the smaller deposit base in the current year.

Net interest income after the provision for loan losses was $1,143,000 for the three months ended September 30, 2007 as compared to the 2006 amount of $2,852,000. This is a decrease of $1,709,000, or 59.92%.  This decrease is the combined result of the decreased level of earning assets and interest bearing liabilities.

As previously discussed the provision for loan losses for the three months ended September 30, 2007 was $660,000 as compared to the 2006 amount of $124,000.  This amount was necessary to replenish the allowance due to charge offs during the quarter.

Other noninterest income decreased $347,000 to $406,000 for the three months ended September 30, 2007 as compared to the same period in 2006.  Service charges on deposit accounts decreased $74,000, or 24.42%, due to the smaller number of deposit accounts.  Mortgage origination fees decreased $267,000 to $23,000 when compared to the same period in 2006.  The separation of the Charleston office accounted for the decrease in mortgage origination fees as well as a decrease in Management fee income of $255,000 from 2006.

Non-interest expense decreased $490,000 to $2,260,000 for the three months ended September 30, 2007 as compared to the same period in 2006.  This is a decrease of 17.82%.  The largest area of decrease was in the salaries and benefits expense category which decreased primarily due to the reduction in the number of employees resulting from the Company’s separation from the Charleston loan production office.  Other operating expense amounted to $100,000 for the three months ended September 30, 2007 as compared to the 2006 amount of $192,000.  This decrease of $92,000 or 47.92% was primarily the result of expenses no longer incurred due to the separation from the Charleston loan production office, which included travel, airplane costs and meals and entertainment expense.

Equipment and occupancy expense decreased $43,000, or 12.15%, for the three months ended September 30, 2007 from the same period in 2006.  This expense has decreased since the same period in 2006 due to the reduction in equipment and operating expenses associated with the Company’s separation from the Charleston loan production office.

The diluted loss per share for the three months ended September 30, 2007 was $(0.15) and decreased $0.33 as compared to the third quarter of the previous year.

For the year to date comparison to prior year

Net income for the nine months ended September 30, 2007 was $35,000 as compared to $1,342,000 for the same period in 2006.

Total interest income decreased $3,300,000 for the nine months ended September 30, 2007 or 18.92% from the same period in the previous year.  This was the result of decreased interest income on loans, which decreased $3,550,000 over the same period in the previous year. The decrease in interest income was primarily the result of the smaller loan portfolio in the current year.

Interest expense for the nine months ended September 30, 2007 was $7,601,000, which is a decrease of $1,061,000 over the same period in the previous year.  This decrease is due to the smaller deposit base in the current year.

Net interest income after the provision for loan losses was $5,197,000 for the nine months ended September 30, 2007 as compared to the 2006 amount of $7,843,000.  This is a decrease of $2,646,000 or 33.74%.  This decrease is the combined result of the decreased level of earning assets, offset by the decrease in cost of funds during the current year.  The largest area of loan runoff during the past year has been loans originated by the Charleston loan production office which has decreased by over $32,000,000 since December 31, 2006.  In addition, Albany Bank and Trust reduced loans by over $25,000,000 and AB&T National Bank, reduced loans by over $16,000,000 compared to the prior year end amount in order to comply with each Bank’s Agreement with tie Office of the Comptroller of the Currency(OCC), as discussed under the heading “Regulatory Matters.”

Other noninterest income decreased $701,000 to $1,459,000 for the nine months ended September 30, 2007 as compared to the same period in 2006.  Service charges on deposit accounts decreased $263,000, or 27.45%, due to the smaller number of deposit accounts.  Mortgage origination fees decreased $628,000 to $92,000 during the year due to the separation from the Charleston loan production office. These decreases were offset by the gain on sale of fixed assets of $206,000 which includes the sale in June 2007 of the building that housed the Charleston loan production office.

Non-interest expense decreased $1,324,000 to $6,694,000 for the nine months ended September 30, 2007 as compared to the same period in 2006.  This is a decrease of 16.51%.  The largest dollar decrease was in the salary and employee benefits category.  Salaries and benefits amounted to $3,573,000 for the nine months ended September 30, 2007 as compared to the 2006 amount of $4,175,000.  This decrease of $602,000, or 14.42%, was due primarily to the separation from the Charleston loan production office.

Other operating expense decreased by $211,000 or 38.43% for the nine months ended September 30, 2007 from the same period in 2006.  The majority of the decrease is the result fewer charges to operating losses, a decrease in travel expense of $77,000, and a decrease in staff development expense of $39,000.

Administrative expenses decreased $206,000 or 24.73% for the nine months ended September 30, 2007 from the same period in 2006.  The decrease is a result of reduced consultant fees of $344,000 as compared to the prior year amount.  The 2006 expenditure was paid for in conjunction with a study to improve non-interest income.  This decrease is offset by an increase in FDIC insurance of $42,000 and an increase in OCC exam fees of $24,000 as compared to the prior year amount.

Diluted earnings per share for the nine months ended September 30, 2007 were $0.01 as compared to 0.44 for the first nine months of the previous year.

Off-Balance Sheet Arrangements

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or when the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to a financial instrument for commitments to extend credit, and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of September 30, 2007 and December 31, 2006 are as follows:

	September, 2007	December, 2006
Commitments to extend credit	$47,601,000	$57,958,000
Standby letters of credit	$1,020,000	$1,020,000

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

REGULATORY MATTERS

On July 27, 2006, each of the Banks entered into an Agreement with the OCC. The OCC Agreements were described in the Form 8-K filed on August 2, 2006. In order to comply with the Agreements, the Company has decreased its total assets in order to reach specified capital levels.  Future growth in assets will be dependent upon the Banks having adequate capital to fund the growth.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is a risk of loss arising from adverse changes in market prices and rates. The Company's market risk is composed primarily of interest rate risk created by its lending and deposit taking activities. The primary purpose of managing interest rate risk is to reduce the effects of interest rate volatility on our financial condition and results of operations. As interest rates change, the interest income and expense associated with the Company’s interest sensitive assets and liabilities also change, thereby impacting net interest income, the primary component of the Company’s earnings.  Management addresses this risk through an active asset/liability management process and through management of maturities and repricing of interest-earning assets and interest-bearing liabilities. The Company's market risk and strategies for market risk management are more fully described in Annual report of Form 10-K for the year ended December 31, 2006. There have been no changes in the assumptions used in monitoring interest rate risk as of September 30, 2007. Through September 30, 2007, management has not utilized derivatives as a part of this process.

The Company’s income simulation analysis projected net interest income based on both an immediate rise and fall in interest rates of 100 and 200 basis points (i.e. 2.00%) over a twelve-month period.  Given this scenario, the Company had, as of September 30, 2007, an exposure from both rising and falling rates.  The forecasted results of the model are within the limits specified by the Company’s asset/liability management program. The following table reflects the Company’s sensitivity to changes in interest rates as of September 30, 2007, showing the percentage change in net interest income given the change in interest rates.

Interest Rate Risk: Income Sensitivity Summary

Market Rate Change	Effect on Net Interest Income
(Immediate)
+200 bps	-2.58%
+100 bps	-2.63%
-100 bps	-.17%
-200 bps	-.68%

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

Community Capital Bancshares, Inc.

November 14, 2007	/s/ John H. Monk, Jr.
Date	John H. Monk, Jr.
Chief Executive Officer

November 14, 2007	/s/ David J. Baranko
Date	David J. Baranko
Chief Financial Officer
(Duly authorized officer and
principal financial / accounting
officer)